Form 10-Q
period 2011-11-01
MATTRESS FIRM HOLDING CORP.
filed 2011-12-22
CIK 1419852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 1, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 001-35354

MATTRESS FIRM HOLDING CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8185960
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5815 Gulf Freeway

Houston, Texas 77023

(Address of Principal Executive Offices) (Zip Code)

(713) 923-1090

(Registrants’ Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐  NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)   YES ☐  NO ☒

As of December 21, 2011, 33,768,828 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws that relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as “may,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and other factors could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ materially from the results expressed or implied by these forward-looking statements are set forth under “Risk Factors” in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the “SEC”) on November 18, 2011 (the “Prospectus”) and any additional risks identified in our other filings with the SEC.  All forward-looking statements in this Quarterly Report on Form 10-Q are based on information available to us on the date of this report. We undertake no obligation, except as may be required by law, to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise.

Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•                  downturns in the economy and a reduction in discretionary spending by consumers;

•                  our ability to profitably open and operate new stores;

•                  our intent to aggressively open additional stores in our existing markets;

•                  our relationship with certain mattress manufacturers as our primary suppliers;

•                  our dependence on a few key employees;

•                  the possible impairment of our goodwill or other acquired intangible assets;

•                  the effect of our planned growth and the integration of our acquisitions on our business infrastructure;

•                  the impact of seasonality on our financial results and comparable-store sales;

•                  fluctuations in our comparable-store sales from quarter to quarter;

•                  our ability to raise adequate capital to support our expansion strategy;

•                  our future expansion into new, unfamiliar markets;

•                  our success in pursuing strategic acquisitions;

•                  the effectiveness and efficiency of our advertising expenditures;

•                  our success in keeping warranty claims and comfort exchange return rates within acceptable levels;

•                  our ability to deliver our products in a timely manner;

•                  our status as a holding company with no business operations;

•                  our ability to anticipate consumer trends;

•                  risks related to our controlling stockholder, including the ability of J.W. Childs Associates, L.P. to influence or control all matters affecting us, and the relationships of some of the members of our board of directors with J.W. Childs Associates, L.P.  or its affiliates;

•                  heightened competition;

•                  changes in applicable regulations;

•                  risks related to our franchises, including our lack of control over their operations, their ability to finance and open new stores and our liabilities if they default on note or lease obligations;

•                  risks related to our stock; and

•                  other factors elsewhere in this report and in our other filings with the SEC.

MATTRESS FIRM HOLDING CORP.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	February 1,	November 1,
	2011	2011
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,445	$27,547
Accounts receivable, net	12,033	15,423
Inventories	26,726	34,863
Prepaid expenses and other current assets	10,837	10,487
Total current assets	54,041	88,320
Property and equipment, net	77,601	86,758
Intangible assets, net	84,913	84,788
Goodwill	287,379	287,975
Debt issue costs and other, net	9,699	12,091
Total assets	$513,633	$559,932

Liabilities and Stockholder’s Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$6,255	$2,414
Accounts payable	29,237	38,768
Accrued liabilities	21,865	27,246
Customer deposits	4,371	5,304
Total current liabilities	61,728	73,732
Long-term debt, net of current maturities	233,784	226,504
Long-term debt due to related parties	158,664	179,647
Deferred income taxes	29,960	29,860
Other noncurrent liabilities	45,179	48,834
Total liabilities	529,315	558,577

Commitments and contingencies (Note 7)

Stockholder’s equity:
Common stock, $0.01 par value; 120,000,000 shares authorized; 22,399,952 shares issued and outstanding at February 1, 2011 and November 1, 2011	224	224
Additional paid-in capital	156,241	156,299
Accumulated deficit	(172,147)	(155,168)
Total stockholder’s (deficit) equity	(15,682)	1,355
Total liabilities and stockholder’s equity	$513,633	$559,932

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2,	November 1,	November 2,	November 1,
	2010	2011	2010	2011
Net sales	$130,675	$183,514	$366,621	$515,352
Cost of sales	82,410	110,106	233,523	315,333
Gross profit from retail operations	48,265	73,408	133,098	200,019
Franchise fees and royalty income	832	1,329	2,252	3,401
	49,097	74,737	135,350	203,420
Operating expenses:
Sales and marketing expenses	29,135	41,420	83,480	122,134
General and administrative expenses	8,398	11,638	24,631	35,765
Loss on store closings and impairment of store assets	67	285	514	324
Total operating expenses	37,600	53,343	108,625	158,223
Income from operations	11,497	21,394	26,725	45,197
Other expense (income):
Interest income	—	(1)	(1)	(4)
Interest expense	7,828	8,530	22,852	25,479
Loss from debt extinguishment	—	—	—	1,873
	7,828	8,529	22,851	27,348
Income before income taxes	3,669	12,865	3,874	17,849
Income tax expense	1,791	551	1,892	870
Net income	$1,878	$12,314	$1,982	$16,979

Basic and diluted net income per common share	$0.08	$0.55	$0.09	$0.76
Basic and diluted weighted average shares outstanding	22,399,952	22,399,952	22,399,952	22,399,952

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirty-nine Weeks Ended
	November 2,	November 1,
	2010	2011
Cash flows from operating activities:
Net income	$1,982	$16,979
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	11,439	12,951
Interest expense accrued and paid-in-kind	16,613	18,872
Loan fee and other amortization	1,726	1,911
Loss from debt extinguishment	—	1,873
Stock-based compensation	(542)	58
Loss on store closings and impairment of store assets	514	324
Effects of changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(4,491)	(3,389)
Inventories	(2,689)	(8,136)
Prepaid expenses and other current assets	(599)	256
Other assets	(1,057)	(2,476)
Accounts payable	1,219	9,531
Accrued liabilities	1,670	4,780
Customer deposits	607	933
Other noncurrent liabilities	1,994	3,250
Net cash provided by operating activities	28,386	57,717
Cash flows from investing activities:
Purchases of property and equipment	(16,170)	(22,192)
Business acquisitions, net of cash acquired	(2,250)	(100)
Net cash used in investing activities	(18,420)	(22,292)
Cash flows from financing activities:
Proceeds from issuance of debt	631	40,198
Principal payments of debt	(3,118)	(51,248)
Debt issuance costs	—	(1,273)
Net cash used in financing activities	(2,487)	(12,323)
Net increase in cash and cash equivalents	7,479	23,102
Cash and cash equivalents, beginning of period	394	4,445
Cash and cash equivalents, end of period	$7,873	$27,547

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business and Basis of Presentation

Mattress Firm Holding Corp., through its wholly owned subsidiaries, is engaged in the retail sale of mattresses and bedding-related products in various metropolitan markets in the United States through company-operated and franchisee-owned mattress specialty stores that operate primarily under the name Mattress Firm. Mattress Firm Holding Corp. conducts its operations through its indirect, wholly owned subsidiary, Mattress Holding Corp. and its subsidiaries (collectively “Mattress Holding”). Mattress Firm Holding Corp. and Mattress Holding are referred to collectively as the “Company.”

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of February 1, 2011 and November 1, 2011 and the results of operations and cash flows for the periods presented. The Company’s historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and related notes for the fiscal year ended February 1, 2011, included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on November 18, 2011 (the “Prospectus”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are more susceptible to change in the near term are the accruals for sales returns and exchanges, product warranty costs, impairment and store closing costs.

On November 3, 2011, the Company’s Board of Directors approved an increase in the number of authorized shares of the Company’s common stock, par value $0.01 per share (“common stock”), to 120,000,000 shares and a 227,058-for-one forward stock split of the Company’s common stock, with no corresponding change to the par value.  All common share numbers and per share amounts for all periods presented have been adjusted retroactively to provide effect to the stock split.

The Company’s fiscal year consists of 52 or 53 weeks ending on the Tuesday closest to January 31. Each of the fiscal years ended February 1, 2011 (“Fiscal 2010”) and ending January 31, 2012 (“Fiscal 2011”) consist of 52 weeks.

2. Fair Value of Financial Instruments

The amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term maturity of these instruments. The table below summarizes the estimated fair values and respective carrying values of the credit agreement between Mattress Holding, certain lenders, and UBS Securities LLC, as sole arranger and bookrunner and a lender (the “2007 Senior Credit Facility”), the loan facility between Mattress Intermediate Holdings, Inc., Mattress Holding’s direct subsidiary, and a group of lenders maturing in January 2015 (the “2009 Loan Facility”), 12% payment-in-kind investor notes maturing at various times from October 24, 2012 through March 19, 2015 (“PIK Notes”) and 12% convertible notes due July 18, 2016

(“Convertible Notes”) as of February 1, 2011 and November 1, 2011 (amounts in millions):

	February 1, 2011		November 1, 2011
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
2007 Senior Credit Facility	$212.3	$230.7	$210.9	$229.3
2009 Loan Facility	$151.5	$109.8	$110.5	$84.6
PIK Notes	$62.7	$48.9	$56.5	$54.9
Convertible Notes	$—	$—	$42.5	$40.2

The fair value of the 2007 Senior Credit Facility was estimated based on the ask and bid prices quoted from an external source. The fair values of the 2009 Loan Facility, the PIK Notes and the Convertible Notes were estimated using an income approach based on the discounted future cash flows of the debt instruments. The fair value estimates have been affected by the general economic conditions and corresponding effects on the credit markets that have occurred over the past three years. The carrying amounts of other debt instruments at fixed rates approximated their respective fair values due to the comparability of interest rates for the same or similar issues that are available. The Financial Accounting Standards Board (“FASB”) has issued guidance on the definition of fair value, the framework for using fair value to measure assets and liabilities, and disclosure about fair value measurements. The guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers include:

•                  Level 1:  Defined as observable inputs such as quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•                  Level 2:  Defined as pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.

•                  Level 3:  Defined as pricing inputs that are unobservable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company measures its nonqualified deferred compensation plan on a recurring basis. The plan’s assets are valued based on the marketable securities tied to the plan. Additionally, the Company measures goodwill, intangible assets, and property and equipment on a nonrecurring basis, if step 1 of the impairment tests fail. Property and equipment fair value is based on estimated cash flows. Estimated cash flows are primarily based on projected revenues, operating costs and maintenance capital expenditures of individual stores and are discounted based on comparable industry average rates for weighted average cost of capital. There were no assets that required non-recurring fair-value measurements for the thirty-nine weeks ended November 2, 2010 and November 1, 2011. Assets requiring recurring fair value measurements as previously described consisted of the following (amounts in thousands):

		Fair Value Measurements
	Nov. 2, 2010	Level 1	Level 2	Level 3
Nonqualified deferred compensation plan	$1,061	$—	$1,061	$—

		Fair Value Measurements
	Nov. 1, 2011	Level 1	Level 2	Level 3
Nonqualified deferred compensation plan	$995	$—	$995	$—

3. Goodwill and Intangible Assets

The Company tests goodwill and other indefinite lived intangible assets for impairment annually and when events and circumstances indicate that the carrying value of these assets may exceed their current fair values. The Company assigns the carrying value of these intangible assets to its “reporting units” and applies the test for goodwill at the reporting unit level. A reporting unit is defined as an operating segment or one level below a segment (a “component”) if the component is a business and discrete information is prepared and reviewed regularly by segment management. Each of the Company’s metropolitan markets is an operating segment. The store unit components that comprise each operating segment are aggregated into a reporting unit on the basis that all stores have similar economic characteristics. All of the Company’s goodwill has been allocated to its metropolitan market reporting units for impairment testing.

The test for goodwill impairment involves (1) comparing the fair value of a reporting unit with the carrying value of its net assets and (2) if the carrying value exceeds fair value, the fair value of goodwill is compared with the respective carrying value and an impairment loss is recognized in the amount of the excess. An estimated fair value of the enterprise, which is allocated to each reporting unit for goodwill impairment purposes, was derived by a combination of an income approach and a market approach, which incorporates both management’s views and those of the market. The income approach provides an estimated fair value based on the Company’s anticipated cash flows that are discounted using a weighted average cost of capital rate. The market approach provides an estimated fair value based on multiples of operating results to enterprise value of comparable publicly-traded entities that are applied to the Company’s historical operating results. The estimated fair values computed using the income approach and the market approach are then weighted and combined into a single fair value. The primary assumptions used in the income approach are estimated cash flows and weighted average cost of capital. Estimated cash flows are primarily based on projected revenues, operating costs and capital expenditures and are discounted based on comparable industry average rates for weighted average cost of capital.

The circumstances which impact the valuation of goodwill could also be an indicator of impairment of trade names or trademarks, as could changes in legal circumstances, marketing plans or customer demand. In conjunction with our evaluation of goodwill, the Company also evaluated the carrying value of non-amortizing trade names and trademarks using the relief from royalty method, which values the intangible asset by estimating the savings achieved by ownership as compared to licensing the intangible assets from an independent owner.  The Company did not recognize any impairment losses during the thirteen or thirty-nine weeks ended November 2, 2010 or November 1, 2011.

4. Notes Payable and Long-term Debt

As of November 1, 2011, the Company was a party to four main debt agreements: (i) the 2007 Senior Credit Facility, (ii) the 2009 Loan Facility, (iii) the Convertible Notes and (iv) the PIK Notes. Each of these debt agreements is described in greater detail in the Company’s most recent audited consolidated financial statements and related notes for the fiscal year ended February 1, 2011, included in the Prospectus.

Notes payable and long-term debt consist of the following (amounts in thousands):

	February 1,	November 1,
	2011	2011
2007 Senior Credit Facility	$230,243	$228,888
Seller Notes	7,200	—
Mortgage loan	2,045	—
Equipment financing and other notes payable	551	30
Total long-term debt	240,039	228,918
Less: Notes payable and current maturities of long-term debt	6,255	2,414
Long-term debt, net of current maturities	$233,784	$226,504

2009 Loan Facility	$109,755	$84,563
PIK Notes	48,909	54,886
Convertible Notes	—	40,198
Total long-term debt due to related parties	$158,664	$179,647

In connection with the completion of an initial public offering of the Company’s common stock on November 23, 2011, as further described in Note 11, Subsequent Events, the outstanding balance of principal and accrued interest thereon, under the Company’s 2009 Loan Facility, Convertible Notes and PIK Notes were either (1) repaid through the use of proceeds from the initial public offering or (2) converted into shares of the Company’s common stock at a conversion rate equal to the $19.00 per share initial public offering price of the Company’s common stock.

5. Income Taxes

The effective tax rate was 4.3% and 4.9% for the thirteen and thirty-nine weeks ended November 1, 2011, respectively, compared to 48.8% for the thirteen and thirty-nine weeks ended November 2, 2010, and differs primarily as a result of changes in the valuation allowance and state income taxes. For the thirty-nine weeks ended November 1, 2011, the valuation allowance has been reduced by $5.9 million due primarily to the decrease in deferred tax assets from the utilization of net operating loss carryforwards. Increases in pretax book income from the period ended November 2, 2010 to the period ended November 1, 2011 do not impact federal income tax expense due to the valuation allowance resulting in a lower effective income tax rate for the period ended November 1, 2011. In addition, current state income taxes associated with (1) states that impose taxes on revenue or net margin rather than pre-tax book income and (2) states that impose income taxes at the separate legal entity level have less impact on the overall effective tax rate as pretax book income increases. The effective tax rate for the current year period differs from the federal statutory rate primarily due to the effect of a reduction in the amount of the valuation allowance for deferred tax assets in an amount that coincides with a reduction in deferred tax assets primarily as a result of the expected utilization of a portion of the Company’s net operating loss carryforwards during fiscal 2011.

6. Reportable Segments

The Company’s operations consist primarily of the retail sale of mattresses and bedding-related products in various metropolitan areas in the United States through company-operated and franchisee-operated mattress specialty stores that operate under the name Mattress Firm. The Company also generates sales through its website and special events primarily to customers who reside in the metropolitan markets in which company-operated stores are located. The Company’s chief operating decision maker reviews the aggregated results of company-operated stores at the metropolitan market level, including market-level cost data, consisting primarily of advertising, warehousing and overhead expenses that are directly incurred, managed and reported at the market level. Management focuses on improving the profitability at the market level and, therefore, each company-operated metropolitan market is an operating segment. The company-operated market, website and special events business segments are aggregated into a single reportable segment (“retail segment”) as a result of the similar nature of the products sold and other similar economic characteristics that are expected to continue into future periods. Furthermore, the Company generates franchise fees and royalty income from the operation of franchisee-operated Mattress Firm stores in metropolitan markets in which the Company does not operate. Franchise operations are a separate reportable segment, for which the results of operations, as viewed by management, are fully represented by the franchise fees and royalty income reported on the face of the statements of operations because costs associated with the franchise business are not distinguished from other cost data viewed by management. The Company’s assets are used primarily in the operation of its retail segment and the assets directly attributed to the franchise operations are not separately disclosed because they are not material.

The Company’s total net sales are generated from three major categories of products, consisting of (1) conventional mattresses which utilize steel-coil innersprings, (2) specialty mattresses which utilize materials other than steel-coil innersprings and (3) furniture and accessories which include headboards and footboards, bed frames, mattress pads and pillows, and from delivery service revenues. The following table represents the components of the Company’s total net sales (amounts in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2,	November 1,	November 2,	November 1,
	2010	2011	2010	2011
Conventional mattresses	$75,553	$87,224	$214,309	$256,884
Specialty mattresses	43,085	80,746	118,592	213,362
Furniture and accessories	8,768	11,746	24,972	34,051
Total product sales	127,406	179,716	357,873	504,297
Delivery service revenues	3,269	3,798	8,748	11,055
Total net sales	$130,675	$183,514	$366,621	$515,352

7. Commitments and Contingencies

The Company conducts the majority of its operations from leased store and warehouse facilities pursuant to non-cancellable operating lease agreements with initial terms ranging from one to 15 years. Certain leases include renewal options generally ranging from one to five years and contain certain rent escalation clauses. Most leases require the Company to pay its proportionate share of the property tax, insurance and maintenance expenses of the property. Certain leases provide for contingent rentals based on sales volumes; however, incremental rent expense resulting from such arrangements was immaterial during all periods presented in the accompanying financial statements.

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

8. Related Party Transactions

Management Fees

The Company incurred management fees and other direct expenses from affiliates of its majority owners. Such fees and expenses were billed by an affiliate of J.W. Childs Associates, L.P. Management fees and other direct expenses included in the results of operations were $0.1 million and $0.1 million for the thirteen weeks ended November 2, 2010 and November 1, 2011, respectively, and $0.3 million and $0.3 million for the thirty-nine weeks ended November 2, 2010 and November 1, 2011, respectively.

On November 23, 2011, the management agreement was terminated in connection with the Company’s initial public offering and $1.6 million of the net proceeds were used to pay the accrued managed fees, applicable interest and a final termination fee.

2009 Loan Facility, PIK Notes and Convertible Notes

As discussed in Note 4, as of February 1, 2011 and November 1, 2011, the Company had outstanding $109.8 million and $84.6 million, respectively, under the 2009 Loan Facility and $48.9 million and $54.9 million, respectively, under the PIK Notes. The Convertible Notes were issued on July 19, 2011 and had an outstanding balance of $40.2 million at November 1, 2011. Under the respective terms of the debt agreements, interest payments on the 2009 Loan Facility, PIK Notes and Convertible Notes were not made in cash, but were instead added to their respective outstanding principal balances. Interest expense incurred on the 2009 Loan Facility, PIK Notes and Convertible Notes totaled $17.0 million and $19.4 million for the thirty-nine weeks ended November 2, 2010 and November 1, 2011, respectively.

As further discussed in Note 11, Subsequent Events, all of the related party debt was extinguished in connection with the Company’s initial public offering.

9.  Supplemental Statement of Cash Flow Information

Supplemental information to the statement of cash flows is as follows (amounts in thousands):

	Thirty-nine Weeks Ended
	November 2,	November 1,
	2010	2011
Interest paid	$4,700	$4,842
Net income taxes paid	$676	$2,255

Noncash Investing and Financing Activities—Noncash interest expense includes amounts accrued in other noncurrent liabilities and added to the outstanding principal balance of the Company’s 2009 Loan Facility, PIK Notes and Convertible Notes.

10. Recently Issued Accounting Standards

New Accounting Standards Adopted in this Report—

In December 2010, the FASB issued new guidance that modifies Step 1 of the impairment test for goodwill for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In evaluating whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The Company adopted the provisions of this new guidance on February 2, 2011 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2010, the FASB issued new guidance regarding the disclosure requirements related to supplementary pro forma financial information about business combinations. For entities that enter into business combinations that are material, either individually or in the aggregate, the revised guidance requires that public entities disclose the revenue and earnings of the combined entity as if the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The new guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2010, and early adoption is permitted. The Company adopted the provisions of the new guidance on February 2, 2011 and the adoption of this standard may result in additional disclosures, but it did not have a material impact on the Company’s financial position, results of operations or cash flows.

New Accounting Standards Not Yet Adopted in this Report—In May 2011, the FASB issued new guidance regarding fair value measurements to ensure consistency between U.S. GAAP and International Financial

Reporting Standards. The new guidance applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s stockholders’ equity in the financial statements. The new guidance applies prospectively effective during periods beginning after December 15, 2011. Early application is not permitted. The new guidance may require additional disclosures, but the Company does not believe it will have a material impact on its financial position, results of operations or cash flows.

In June 2011, the FASB issued new guidance to increase the prominence of other comprehensive income in financial statements. This guidance provides the option to present the components of net income and comprehensive income in either one single statement or in two consecutive statements reporting net income and other comprehensive income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company believes that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In September 2011, the FASB issued new guidance for the testing of goodwill impairment. This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test currently required under U.S. GAAP by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is still evaluating the impact that the adoption of this standard will have on accounting policies as they relate to goodwill impairment testing in future periods.

11. Subsequent Events

On November 15, 2011, the Company acquired the leasehold interests, store assets, distribution center assets and related inventory, and assumed certain liabilities, of Mattress Giant Corporation relating to the operation of 55 mattress specialty retail stores and three distribution centers located in the states of Georgia, Missouri, Illinois and Minnesota for a cash purchase price of approximately $8.0 million, subject to inventory and other customary adjustments.

On November 23, 2011, the Company completed the initial public offering of shares of its common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-174830), which was declared effective on November 17, 2011. Under the registration statement, the Company registered the offering and sale of up to an aggregate of 6,388,888 shares of common stock (including shares issued pursuant to the underwriters’ option to purchase additional shares) at a public offering price of $19.00 per share. The Company raised a total of $121.4 million in gross proceeds in the initial public offering of all 6,388,888 shares, or approximately $109.9 million in net proceeds after deducting underwriting discounts and commissions of $8.5 million and $3.0 million of estimated offering-related costs.

On November 23, 2011, the Company used a portion of the net proceeds from the initial public offering as follows: (i) $88.8 million of such net proceeds to repay in full all amounts outstanding under the 2009 Loan Facility; (ii) $4.6 million of such net proceeds to repay in full the Company’s PIK Notes that did not convert into shares of the Company’s common stock upon the completion of the initial public offering; and (iii) $1.6 million of such net proceeds to pay accrued managed fees and interest thereon and a related termination fee to J.W. Childs Associates, L.P. in connection with the termination of the management agreement between J.W. Childs Associates, L.P. and the Company that became effective upon completion of the initial public offering. The remainder of the net proceeds, after payment of other estimated costs associated with the initial public offering in the amount of approximately $3.0 million, estimated to be approximately $14.9 million, will be used for working capital and general corporate purposes.

On November 23, 2011, in connection with the consummation of the initial public offering, (i) Convertible Notes with an aggregate principal and accrued interest balance of $41.9 million were converted into 2,205,953 shares the Company’s common stock at a price per share equal to the initial public offering price of $19.00 per common share, and (ii) the PIK Notes that were not repaid with net proceeds from the initial public offering, with an aggregate principal and accrued interest balance of $52.7 million, were converted into 2,774,035 shares of the Company’s common stock at a price per share equal to the initial public offering price of $19.00 per share.

On November 23, 2011, upon consummation of the initial public offering, the Company had 33,768,828 outstanding shares of common stock, consisting of (i) 22,399,952 shares outstanding immediately prior to the initial public offering, after giving effect to a 227,058-for-one stock split that was effected on November 3, 2011, (ii) 6,388,888 of shares sold and issued in the initial public offering and (iii) 4,979,988 shares issued in connection with the conversion of the Convertible Notes and PIK Notes.

As a result of the initial public offering, the Company reduced its outstanding debt, with a weighted average interest rate of 14.5%, in the aggregate amount of $188.0 million in principal and accrued interest thereon.  The Company will recognize a loss on debt extinguishment in the amount of $3.8 million during the fiscal quarter ending January 31, 2012, related to the reduction of debt in connection with the initial public offering.

On November 3, 2011, the Company’s Board of Directors approved the adoption of the Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan to provide for the granting of equity-based awards to employees and to reserve 4,206,000 shares of the Company’s common stock for future grants.  On November 17, 2011, the Company granted to certain employees stock options for the purchase of an aggregate of 1,247,553 shares of the Company’s common stock at an exercise price equal to the initial public offering price of $19.00 per share, with an estimated fair value of $8.50 per share.  One-half of each stock option granted to the Company’s employees is subject to a five-year time-based vesting schedule, while the remaining one-half of the stock option is subject to a four-year performance-based vesting schedule, with such performance vesting based on specified stock price increase targets, as set forth in the option award agreement evidencing the grant of such stock options.  The estimated fair value of the stock option grants will be recognized as compensation expense over the weighted average vesting period of 4.5 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The discussion in this section contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report for a discussion of important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein.

Unless the context otherwise requires, the terms “Mattress Firm,” “our company,” “the Company,” “we,” “us,” “our” and the like refer to Mattress Firm Holding Corp. and its consolidated subsidiaries. Unless otherwise indicated, (i) the term “our stores” refers to our company-operated stores and our franchised stores; (ii) when used in relation to our company, the terms “market” and “markets” refer to the metropolitan statistical area or an aggregation of the metropolitan statistical areas in which we or our franchisees operate; and (iii) all references to our common stock contained in this report give effect to a 227,058-for-one stock split effected on November 3, 2011.

In this report, we refer to earnings before interest, taxes, depreciation and amortization and other adjustments (such as goodwill impairment charges, loss on store closings and acquisition expenses), or “Adjusted EBITDA.” Adjusted EBITDA is not a performance measure under accounting principles generally accepted in the United States, or “U.S. GAAP.” See “Adjusted EBITDA Reconciliation to Net Income” below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Tuesday closest to January 31. Each fiscal year is described by the period of the calendar year that comprises the majority of the fiscal year period. For example, the fiscal year ended February 1, 2011 is described as “fiscal 2010.”Fiscal 2010 contained 52 weeks.

Executive Summary

We operate in the U.S. mattress retail market, in which net sales amounted to $11.6 billion in calendar year 2010 based on industry estimates as reported in Furniture Today. The market is highly fragmented, with no single retailer holding more than a 7% market share and the top eight participants accounting for approximately one quarter of the total market. According to Furniture Today, mattress specialty retailers have a market share in excess of 40%, which represents the largest share of the market, having more than doubled their share over the past 15 years.

Net sales during the thirteen weeks and thirty-nine weeks ended November 1, 2011 improved $52.8 million and $148.7 million, respectively, from the comparable prior year levels in response to a gradually improving national economy and consumer confidence, as well as our growth through the addition of new and acquired store units. Net income and other profitability measures improved during both the thirteen and thirty-nine weeks ended November 1, 2011. The improvements resulted from the net sales growth and our ability to gain leverage on certain costs through increasing sales per store, which was partially offset by increases in spending in certain expense categories during such periods. Such expenses included advertising and general and administrative expenses. Key results for the thirteen and thirty-nine weeks ended November 1, 2011 include:

•                  Net income increased $10.5 million to $12.3 million for the thirteen weeks ended November 1, 2011, compared with net income of $1.9 million for the prior year period.  Net income increased $15.0 million to $17.0 million for the thirty-nine weeks ended November 1, 2011, compared with $2.0 million for the prior year period.

•                  Adjusted EBITDA increased $10.9 million to $27.3 million for the thirteen weeks ended November 1, 2011, compared with $16.4 million for the prior year period. Adjusted EBITDA as a percentage of sales increased to 14.9% during the thirteen weeks ended November 1, 2011, compared with 12.5% for prior year period. Adjusted EBITDA increased $21.2 million to $62.0 million for the thirty-nine weeks ended November 1, 2011, compared with $40.8 million for the prior year period. Adjusted EBITDA as a percentage of sales increased to 12.0% during the thirty-nine weeks ended November 1, 2011, compared with 11.1% for the prior year period.  See “Adjusted EBITDA Reconciliation to Net Income” below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

•                  Net sales increased $52.8 million, or 40.4%, to $183.5 million for the thirteen weeks ended November 1, 2011, compared to $130.7 million for the prior year period. Comparable-store sales increased 18.6% during the thirteen weeks ended November 1, 2011.  Net sales increased $148.7 million, or 40.6%, to $515.4 million for the thirty-nine weeks ended November 1, 2011, compared to $366.6 million for the prior year period. Comparable-store sales increased 19.0% during the thirty-nine weeks ended November 1, 2011.

The components of the net sales increase were as follows (amounts in millions):

	Increase (decrease) in net sales
	Thirteen Weeks	Thirty-nine
	Ended	Weeks Ended
	November 1,	November 1,
	2011	2011
Comparable-store sales	$23.8	$68.4
New stores	21.5	58.5
Acquired stores	9.2	26.0
Closed stores	(1.7)	(4.2)
	$52.8	$148.7

The composition of net sales by major category of product and services were as follows (amounts in millions):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	Nov. 2,	% of	Nov.1,	% of	Nov. 2,	% of	Nov.1,	% of
	2010	Total	2011	Total	2010	Total	2011	Total
Conventional mattresses	$75.5	57.8%	$87.2	47.5%	$214.3	58.5%	$256.9	49.8%
Specialty mattresses	43.1	33.0%	80.8	44.0%	118.6	32.4%	213.4	41.4%
Furniture and accessories	8.8	6.7%	11.7	6.4%	25.0	6.8%	34.0	6.6%
Total product sales	127.4	97.5%	179.7	97.9%	357.9	97.6%	504.3	97.8%
Delivery service revenues	3.3	2.5%	3.8	2.1%	8.7	2.4%	11.1	2.2%
Total net sales	$130.7	100.0%	$183.5	100.0%	$366.6	100.0%	$515.4	100.0%

•                  The activity with respect to the number of company-operated store units was as follows:

	Thirteen Weeks	Thirty-nine
	Ended	Weeks Ended
	November 1,	November 1,
	2011	2011
Store units, beginning of period	620	592
New stores	25	65
Acquired stores	—	—
Closed stores	(5)	(17)
Store units, end of period	640	640

•                  Operating cash flows were $9.0 million and $57.7 million during the thirteen weeks and thirty-nine weeks ended November 1, 2011, respectively, which were the primary funding source for capital expenditures and debt principal payment requirements.

•                  We ended the thirty-nine weeks ended November 1, 2011 with no outstanding borrowings, and total borrowing capacity of $24.0 million, under the revolving credit line portion of the credit agreement among our directly owned subsidiary Mattress Holding, certain lenders, and UBS Securities LLC, as sole arranger and bookrunner and a lender (the “2007 Senior Credit Facility”).

In connection with our long-term growth plans, we commenced an initiative to review, select and implement an enterprise resource planning (“ERP”) system to replace our current systems with the objective of commencing pilot market testing during the first quarter of fiscal 2012. Our current ERP systems have sufficient capacity and functionality to allow us to achieve our growth plan objectives in the near-term.   See “Risk Factors—Our business operations could be disrupted if our information technology systems fail to perform adequately or we are unable to protect the integrity and security of our customers’ information” in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on November 18, 2011 for additional information relating to some important risks relating to our information technology.

Going forward, we believe that the U.S. mattress retail market will benefit from the pent-up demand for mattresses and related products that has developed in recent years as consumers delayed purchases of big-ticket home furnishings, including mattresses, in response to the downturn in the national economy. We believe that this pent-up demand will result in sales growth for the Company as the national economy and consumer confidence continue to improve. We expect to continue the expansion of our company-operated store base through new store openings in existing markets to increase our market share and new store openings in new markets to provide a platform for future growth. We plan to open 100 new company-operated stores in fiscal 2011, including the 65 stores we have opened in fiscal 2011 to date. In addition, we intend to evaluate strategic acquisition opportunities in existing and new markets that may arise from time to time.

We also strive to increase sales and profitability within our existing network of stores through a combination of (1) advertising and marketing initiatives that are aimed at increasing customer traffic, (2) improved customer conversion through our merchandising approach that improves the customer’s shopping experience and the efforts of our highly trained sales associates and (3) increasing the average price of a transaction through effective sales techniques and the increasing demand for specialty and personalized mattresses.

General Definitions for Operating Results

Net sales includes fees collected for delivery services and is recognized upon delivery and acceptance of mattresses and bedding products by our customers and is recorded net of estimated returns. Customer deposits collected prior to the delivery of merchandise are recorded as a liability. Net sales are recognized net of sales tax collected from customers and remitted to various taxing jurisdictions.

Cost of sales consist of the following:

•                  Costs associated with purchasing and delivering our products to our stores and customers, net of vendor incentives earned on the purchase of products;

•                  Physical inventory losses;

•                  Store and warehouse occupancy and depreciation expense of related facilities and equipment;

•                  Store and warehouse operating costs, including warehouse labor costs and utilities, repairs and maintenance and supplies costs of warehouse and store facilities; and

•                  Estimated costs to provide for customer returns and exchanges and to service customer warranty claims.

Gross profit from retail operations represents net sales minus cost of sales.

Franchise fees and royalty income represents initial franchise fees earned upon the opening of new franchisee stores and ongoing royalties based on a percentage of gross franchisee sales.

Sales and marketing expenses consist of the following:

•                  Advertising and media production;

•                  Payroll and benefits for sales associates; and

•                  Merchant service fees for customer credit and debit card payments, check guarantee fees and promotional financing expense.

General and administrative expenses consists of the following:

•                  Payroll and benefit costs for corporate office and regional management employees;

•                  Stock-based compensation costs;

•                  Occupancy costs of corporate facility;

•                  Information systems hardware, software and maintenance;

•                  Depreciation related to corporate assets;

•                  Management fees;

•                  Insurance; and

•                  Other overhead costs.

Loss (gain) on store closings and impairment of store assets consists of the following:

•                  Estimated future costs to close locations at the time of closing including, as applicable, the difference between future lease obligations and anticipated sublease rentals;

•                  The write off of unamortized fixed assets related to store leasehold costs on closed stores; and

•                  Non-cash charges recognized for long-lived assets, consistently primarily of store leasehold costs and related equipment, to reduce the carrying value to estimated fair value, based on our periodic assessment of whether projected future cash flows of individual stores are sufficient to recover the carrying value of the related assets.

Income (loss) from operations consists of gross profit from retail operations plus franchise fees and royalty income, minus the sum of sales and market expenses, general and administrative expenses, goodwill and intangible asset impairment charges, and loss (gain) on store closings and impairment of store assets.

Total other expense includes interest income, interest expense and gain (loss) on early debt extinguishments. Interest expense includes interest on outstanding debt, amortization of debt discounts and amortization of financing costs.

Results of Operations

The following table presents the consolidated historical financial operating data for our business expressed as a percentage of net revenues for each period indicated. Certain percentages presented are calculated using actual results prior to rounding. The historical results are not necessarily indicative of results to be expected for any future period.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2,	November 1,	November 2,	November 1,
	2010	2011	2010	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of sales	63.1%	60.0%	63.7%	61.2%
Gross profit from retail operations	36.9%	40.0%	36.3%	38.8%
Franchise fees and royalty income	0.6%	0.7%	0.6%	0.7%
Sales and marketing expenses	22.3%	22.6%	22.8%	23.7%
General and administrative expenses	6.4%	6.3%	6.7%	6.9%
Loss on store closings and impairment of store assets	0.1%	0.2%	0.1%	0.1%
Income from operations	8.8%	11.7%	7.3%	8.8%
Other expense, net	6.0%	4.6%	6.2%	5.3%
Income before income taxes	2.8%	7.0%	1.1%	3.5%
Income tax expense	1.4%	0.3%	0.5%	0.2%
Net income	1.4%	6.7%	0.5%	3.3%

Thirteen Weeks Ended November 1, 2011 Compared to Thirteen Weeks Ended November 2, 2010

Net sales. Net sales increased $52.8 million, or 40.4%, to $183.5 million for the thirteen weeks ended November 1, 2011, compared to $130.7 million for the thirteen weeks ended November 2, 2010. The components of the net sales increase were as follows (amounts in millions):

Increase (decrease) in net sales
Comparable-store sales	$23.8
New stores	21.5
Acquired stores	9.2
Closed stores	(1.7)
$52.8

The increase in comparable-store net sales represents an 18.6% comparable-store sales increase, which was primarily the result of an increase in the number of customer transactions and, to a lesser extent, an increase in the average net sales per transaction. The increase in our net sales from new stores was the result of 100 new stores opened at various times during the twelve fiscal periods ended November 1, 2011, including 25 stores opened during the thirteen-week period ended November 1, 2011, prior to their inclusion in the comparable-store calculation beginning with the thirteenth full fiscal period of operations. The expected increase in net sales for acquired stores was the result of the acquisition of 33 stores during fiscal 2010 from two separate acquisitions in October 2010 and December 2010. We closed 23 stores during the twelve fiscal periods ended November 1, 2011, including five stores during the thirteen-week period ended November 1, 2011, and the reduction in sales during the thirteen-week period ended November 1, 2011 from these closings totaled $1.7 million. We operated 640 stores at November 1, 2011, compared with 538 stores at November 2, 2010.

Cost of sales.  Cost of sales increased $27.7 million, or 33.6%, to $110.1 million during the thirteen weeks ended November 1, 2011, compared to $82.4 million for the thirteen weeks ended November 2, 2010. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales decreased to 60.0% for the thirteen weeks ended November 1, 2011, as compared to 63.1% for the thirteen weeks ended November 2, 2010.

Product costs increased by $21.9 million, or 44.8%, to $70.8 million for the thirteen weeks ended November 1, 2011, compared with $48.9 million for the thirteen weeks ended November 2, 2010. Product costs as a percentage of sales increased to 38.6% for the thirteen weeks ended November 1, 2011 from 37.4% for the thirteen weeks ended November 2, 2010. The increase in the amount of product costs is the result of the corresponding increase in net sales. The increase of this expense as a percentage of net sales for the thirteen weeks ended November 1, 2011 is primarily the result of an increase in the mix of products with higher product costs.

Store and warehouse occupancy costs, consisting primarily of lease-related costs of rented facilities, increased $2.9 million, or 14.5%, to $22.6 million during the thirteen weeks ended November 1, 2011, compared to $19.8 million for the thirteen weeks ended November 2, 2010. Store and warehouse occupancy costs as a percentage of net sales decreased to 12.3% during the thirteen weeks ended November 1, 2011, compared to 15.1% in the thirteen weeks ended November 2, 2010. The increase in the amount of expense during the thirteen weeks ended November 1, 2011 was mainly attributable to the increase in the number of stores we operated. The reduction of expense as a percentage of net sales was primarily attributable to comparable-store sales growth during the thirteen weeks ended November 1, 2011.

Depreciation expense of leasehold improvement and other fixed assets used in stores and warehouse operations increased $0.6 million, or 17.8%, to $3.8 million, for the thirteen weeks ended November 1, 2011, compared to $3.2 million for the thirteen weeks ended November 2, 2010. The increase in expense was primarily attributable to the increase in the number of stores we operated during the thirteen weeks ended November 1, 2011, as compared with the prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $2.3 million during the thirteen weeks ended November 1, 2011 compared with the prior year period, primarily as a result of the increase in net sales and in the number of stores we operated during the thirteen weeks ended November 1, 2011, as compared with the prior year period.

Gross profit from retail operations.  As a result of the foregoing, gross profit from retail operations increased $25.1 million or 52.1%, to $73.4 million, during the thirteen weeks ended November 1, 2011, compared with $48.3 million during the thirteen weeks ended November 2, 2010. Gross profit from retail operations as a percentage of net sales increased to 40.0% for the thirteen weeks ended November 1, 2011, compared to 36.9% for the thirteen weeks ended November 2, 2010.

Franchise fees and royalty income.  Franchise fees and royalty income increased $0.5 million, or 59.8%, to $1.3 million for the thirteen weeks ended November 1, 2011, compared to $0.8 million during the thirteen weeks ended November 2, 2010. The increase in income was comprised of a $0.2 million increase in initial fees, which was attributable to an increase in the number of new franchisee stores opened during the thirteen weeks ended November 1, 2011 as compared with the prior year period, and a $0.3 million increase in royalty income, which was mainly attributable to an increase in gross sales per store and total sales results for franchisee stores as compared with the prior year period.  Our franchisees operated 117 stores at November 1, 2011.

Sales and marketing expenses.  Sales and marketing expenses increased $12.3 million, or 42.1%, to $41.4 million for the thirteen weeks ended November 1, 2011, compared to $29.1 million for the thirteen weeks ended November 2, 2010. Sales and marketing expense as a percentage of net sales increased to 22.6% for the thirteen weeks ended November 1, 2011, compared to 22.3% for the thirteen weeks ended November 2, 2010. The components of sales and marketing expenses are explained below.

Advertising expense increased $3.6 million, or 35.9% to $13.7 million for the thirteen weeks ended November 1, 2011, from $10.1 million for the thirteen weeks ended November 2, 2010. Advertising expense as a percentage of net sales decreased to 7.5% for the thirteen weeks ended November 1, 2011, compared to 7.7% for the thirteen weeks ended November 2, 2010. The increase in the amount of advertising spending was mainly attributable to our efforts to increase the number of customers shopping in our stores and, to a lesser extent, to increase the number of markets in which we operate as a result of new store growth and acquisitions. We expect to maintain or increase advertising expense as a percentage of sales if we continue to experience sales per store and comparable-store sales growth and gain expense leverage in other operating expense areas. We receive funds from time to time from certain vendors to advertise their products that are recognized as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $1.4 million for the thirteen weeks ended November 1, 2011, compared with $1.2 million for the thirteen weeks ended November 2, 2010.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, increased $8.6 million, or 45.5%, to $27.7 million for the thirteen weeks ended November 1, 2011, compared to $19.0 million for the thirteen weeks ended November 2, 2010, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales increased to 15.1% for the thirteen weeks ended November 1, 2011, compared to 14.6% for the thirteen weeks ended November 2, 2010.

General and administrative expenses.  General and administrative expenses increased $3.2 million, or 38.5%, to $11.6 million for the thirteen weeks ended November 1, 2011, compared to $8.4 million for the thirteen weeks ended November 2, 2010. General and administrative expense as a percentage of net sales decreased to 6.3% for the thirteen weeks ended November 1, 2011, compared to 6.4% for the thirteen weeks ended November 2, 2010. General and administrative expenses increased primarily as a result of our growth, including a $3.0 million increase in wages and benefits resulting from employee additions to our corporate office and an aggregate increase of $0.2 million in various other general and administrative expense categories. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

Other expense, net.  Other expense, net, for both periods consists primarily of interest expense. Interest expense increased $0.7 million, or 9.0%, to $8.5 million for the thirteen weeks ended November 1, 2011, compared to $7.8 million during the thirteen weeks ended November 2, 2010, primarily as a result of the compounding effects of the loan facility between Mattress Intermediate Holdings, Inc., Mattress Holding’s direct subsidiary, and a group of lenders maturing in January 2015 (the “2009 Loan Facility”), 12% payment-in-kind investor notes maturing at various times from October 24, 2012 through March 19, 2015 (“PIK Notes”) and 12% convertible notes due July 18, 2016 (“Convertible Notes”), which provide for the payment of interest through the addition of accrued interest to the outstanding loan balances.

Income tax (benefit) expense.  We recognized $0.6 million of income tax expense for the thirteen weeks ended November 1, 2011, compared to $1.8 million of income tax expense for the thirteen weeks ended November 2, 2010. The effective tax rate was 4.3% for the thirteen weeks ended November 1, 2011, compared to 48.8% for the thirteen weeks ended November 2, 2010, and differs primarily as a result of changes in the valuation allowance and state income taxes. We did not recognize a federal tax provision due to a valuation allowance, which offsets deferred income taxes and net operating losses. Increases in pre-tax book income from the period ended November 2, 2010 to the period ended November 1, 2011 do not impact federal income tax expense due to the valuation allowance resulting in a lower effective income tax rate for the period ended November 1, 2011. In addition, current state income taxes associated with (1) states that impose taxes on revenue or net margin rather than pre-tax book income and (2) states that impose income taxes at the separate legal entity level have less impact on the overall effective tax rate as pre-tax book income increases. The effective tax rate for the current year period differs from the federal statutory rate primarily due to the effect of a reduction in the amount of the valuation allowance for deferred tax assets in an amount that coincides with a reduction in deferred tax assets primarily as a result of the expected utilization of a portion of the Company’s net operating loss carryforwards during fiscal 2011.

We expect to maintain a full valuation allowance on our remaining net deferred tax asset until an appropriate level of profitability that generates taxable income is sustained or until we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets will be realizable. We consider the future reversal of existing taxable temporary differences as future sources of taxable income for purposes of determining the amount of the valuation allowance that is necessary. As part of this analysis, we exclude taxable temporary differences associated with assets that are not amortized or depreciated for financial reporting purposes as they generally cannot be used as a source of taxable income to support the realization of deferred tax assets.

Net income (loss).  As a result of the foregoing, our net income was $12.3 million for the thirteen weeks ended November 1, 2011 compared to $1.9 million for the thirteen weeks ended November 2, 2010.

Thirty-Nine Weeks Ended November 1, 2011 Compared to Thirty-Nine Weeks Ended November 2, 2010

Net sales.  Net sales increased $148.7 million, or 40.6%, to $515.4 million for the thirty-nine weeks ended November 1, 2011, compared to $366.6 million for the thirty-nine weeks ended November 2, 2010. The components of the net sales increase were as follows (amounts in millions):

Increase (decrease) in net sales
Comparable-store sales	$68.4
New stores	58.5
Acquired stores	26.0
Closed stores	(4.2)
$148.7

The increase in comparable-store net sales represents a 19.0% comparable-store sales increase, which was primarily the result of an increase in the number of customer transactions and, to a lesser extent, an increase in the average net sales per transaction. The increase in our net sales from new stores was the result of 100 new stores opened at various times during the twelve fiscal periods ended November 1, 2011, including 65 stores opened during the thirty-nine-week period ended November 1, 2011, prior to their inclusion in the comparable-store calculation beginning with the thirteenth full fiscal period of operations. The expected increase in net sales for acquired stores was the result of the acquisition of 33 stores during fiscal 2010 from two separate acquisitions in October 2010 and December 2010. We closed 23 stores during the twelve fiscal periods ended November 1, 2011, including 17 stores during the thirty-nine weeks ended November 1, 2011, and the reduction in sales during the thirty-nine weeks ended November 1, 2011 from these closings totaled $4.2 million. We operated 640 stores at November 1, 2011, compared with 538 stores at November 2, 2010.

Cost of sales.  Cost of sales increased $81.8 million, or 35.0%, to $315.3 million during the thirty-nine weeks ended November 1, 2011, compared to $233.5 million for the thirty-nine weeks ended November 2, 2010. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales decreased to 61.2% for the thirty-nine weeks ended November 1, 2011, as compared to 63.7% for the thirty-nine weeks ended November 2, 2010.

Product costs increased by $63.5 million, or 46.2%, to $200.7 million for the thirty-nine weeks ended November 1, 2011, compared with $137.2 million for the thirty-nine weeks ended November 2, 2010. Product costs as a percentage of sales increased to 38.9% for the thirty-nine weeks ended November 1, 2011 from 37.4% for the thirty-nine weeks ended November 2, 2010. The increase in the amount of product costs is the result of the corresponding increase in net sales. The increase of this expense as a percentage of net sales for the thirty-nine weeks ended November 1, 2011 is primarily the result of an increase in the mix of products with higher product costs.

Store and warehouse occupancy costs, consisting primarily of lease-related costs of rented facilities, increased $9.1 million, or 15.7%, to $67.4 million during the thirty-nine weeks ended November 1, 2011, compared to $58.3 million for the thirty-nine weeks ended November 2, 2010. Store and warehouse occupancy costs as a percentage of net sales decreased to 13.1% during the thirty-nine weeks ended November 1, 2011, compared to 15.9% in the thirty-nine weeks ended November 2, 2010. The increase in the amount of expense during the thirty-nine weeks ended November 1, 2011 was mainly attributable to the increase in the number of stores we operated. The reduction of expense as a percentage of net sales was primarily attributable to comparable-store sales growth during the thirty-nine weeks ended November 1, 2011.

Depreciation expense of leasehold improvement and other fixed assets used in stores and warehouse operations increased $2.1 million, or 22.3%, to $11.6 million, for the thirty-nine weeks ended November 1, 2011, compared to $9.5 million for the thirty-nine weeks ended November 2, 2010. The increase in expense was primarily attributable to the increase in the number of stores we operated during the thirty-nine weeks ended November 1, 2011, as compared with the prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $7.1 million during the thirty-nine weeks ended November 1, 2011 compared with the prior year period, primarily as a result of the increase in net sales and in the number of stores we operated during the thirty-nine weeks ended November 1, 2011, as compared with the prior year period.

Gross profit from retail operations.  As a result of the foregoing, gross profit from retail operations increased $66.9 million or 50.3%, to $200.0 million, during the thirty-nine weeks ended November 1, 2011, compared with $133.1 million during the thirty-nine weeks ended November 2, 2010. Gross profit from retail operations as a percentage of net sales increased to 38.8% for the thirty-nine weeks ended November 1, 2011, compared to 36.3% for the thirty-nine weeks ended November 2, 2010.

Franchise fees and royalty income.  Franchise fees and royalty income increased $1.1 million, or 51.0%, to $3.4 million for the thirty-nine weeks ended November 1, 2011, compared to $2.3 million during the thirty-nine weeks ended November 2, 2010. The increase in income was comprised of a $0.3 million increase in initial fees, which was attributable to an increase in the number of new franchisee stores opened during the thirty-nine weeks ended November 1, 2011 as compared with the prior year period, and a $0.8 million increase in royalty income, which was mainly attributable to an increase in gross sales per store and total sales results for franchisee stores as compared with the prior year period.  Our franchisees operated 117 stores at November 1, 2011.

Sales and marketing expenses.  Sales and marketing expenses increased $38.6 million, or 46.3%, to $122.1 million for the thirty-nine weeks ended November 1, 2011, compared to $83.5 million for the thirty-nine weeks ended November 2, 2010. Sales and marketing expense as a percentage of net sales increased to 23.7% for the thirty-nine weeks ended November 1, 2011, compared to 22.8% for the thirty-nine weeks ended November 2, 2010. The components of sales and marketing expenses are explained below.

Advertising expense increased $14.9 million, or 50.2% to $44.4 million for the thirty-nine weeks ended November 1, 2011, from $29.6 million for the thirty-nine weeks ended November 2, 2010. Advertising expense as a percentage of net sales increased to 8.6% for the thirty-nine weeks ended November 1, 2011, compared to 8.1% for the thirty-nine weeks ended November 2, 2010. The increase in the amount of advertising spending was mainly attributable to our efforts to increase the number of customers shopping in our stores and, to a lesser extent, to increase the number of markets in which we operate as a result of new store growth and acquisitions. We expect to maintain or increase advertising expense as a percentage of sales if we continue to experience sales per store and comparable-store sales growth and gain expense leverage in other operating expense areas. We receive funds from time to time from certain vendors to advertise their products that are recognized as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $2.9 million for the thirty-nine weeks ended November 1, 2011, compared with $2.5 million for the thirty-nine weeks ended November 2, 2010.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, increased $23.8 million, or 44.2%, to $77.7 million for the thirty-nine weeks ended November 1, 2011, compared to $53.9 million for the thirty-nine weeks ended November 2, 2010, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales increased to 15.1% for the thirty-nine weeks ended November 1, 2011, compared to 14.7% for the thirty-nine weeks ended November 2, 2010.

General and administrative expenses.  General and administrative expenses increased $11.1 million, or 45.2%, to $35.8 million for the thirty-nine weeks ended November 1, 2011, compared to $24.6 million for the thirty-nine weeks ended November 2, 2010. General and administrative expense as a percentage of net sales increased to 6.9% for the thirty-nine weeks ended November 1, 2011, compared to 6.7% for the thirty-nine weeks ended November 2, 2010. General and administrative expenses increased primarily as a result of our growth, including a $8.9 million increase in wages and benefits resulting from employee additions to our corporate office and an aggregate increase of $2.2 million in various other general and administrative expense categories. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

Other expense, net.  Other expense, net, for both periods consists primarily of interest expense. Other expense increased $4.5 million, or 19.7%, to $27.3 million for the thirty-nine weeks ended November 1, 2011, compared to $22.9 million during the thirty-nine weeks ended November 2, 2010. The increase is comprised of $2.6 million of interest expense as a result of the compounding effects of our 2009 Loan Facility, PIK Notes and Convertible Notes, which provide for the payment of interest through the addition of accrued interest to the outstanding loan balances and a $1.9 million loss on debt extinguishment recognized in connection with the voluntary prepayment of $40.0 million under the 2009 Loan Facility on July 19, 2011.

Income tax (benefit) expense.  We recognized $0.9 million of income tax expense for the thirty-nine weeks ended November 1, 2011, compared to $1.9 million of income tax expense for the thirty-nine weeks ended November 2, 2010. The effective tax rate was 4.9% for the thirty-nine weeks ended November 1, 2011, compared to 48.8% for the thirty-nine weeks ended November 2, 2010, and differs primarily as a result of changes in the valuation allowance and state income taxes. We did not record a federal tax provision due to a valuation allowance, which offsets deferred income taxes and net operating losses. Increases in pre-tax book income from the period ended November 2, 2010 to the period ended November 1, 2011 do not impact federal income tax expense due to the valuation allowance resulting in a lower effective income tax rate for the period ended November 1, 2011. In addition, current state income taxes associated with (1) states that impose taxes on revenue or net margin rather than pre-tax book income and (2) states that impose income taxes at the separate legal entity level have less impact on the overall effective tax rate as pre-tax book income increases. The effective tax rate for the current year period differs from the federal statutory rate primarily due to the effect of a reduction in the amount of the valuation allowance for deferred tax assets in an amount that coincides with a reduction in deferred tax assets primarily as a result of the expected utilization of a portion of the Company’s net operating loss carryforwards during fiscal 2011.

Net income (loss).  As a result of the foregoing, our net income was $17.0 million for the thirty-nine weeks ended November 1, 2011 compared to $2.0 million for the thirty-nine weeks ended November 2, 2010.

Off-Balance Sheet Arrangements

Except for a guarantee of approximately $1.7 million that we have provided with respect to one real estate lease of a franchisee, we do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Initial Public Offering

Subsequent to the close of the thirty-nine weeks ended November 1, 2011, on November 23, 2011, we completed the initial public offering of 6,388,888 shares of our common stock, par value $0.01 per share (“common stock”),  at $19.00 per share, before underwriting discounts and commissions.  The initial public offering generated net proceeds to us of approximately $109.9 million, after deducting the underwriting discount and estimated offering-related costs. The Company used a portion of the proceeds to repay the 2009 Loan Facility in full.  In connection with the offering, the PIK Notes, were either repaid or converted into shares of our common stock and the Convertible Notes were converted into shares of our common stock.

As a result, we have reduced our outstanding debt, with a weighted average interest rate of 14.5%, in the aggregate amount of $188.0 million in principal and accrued interest thereon.  We will recognize a loss on debt extinguishment in the amount of $3.8 million during the fiscal quarter ending January 31, 2012, related to the reduction of debt in connection with the initial public offering.  We anticipate incurring significantly lower amounts of interest expense in future periods from the reduction of debt resulting from the initial public offering as described in “Unaudited Pro Forma Consolidated Financial Statements” below.

As a result of the initial public offering, we anticipate incurring incremental general and administrative expenses of approximately $3.0 million annually that are attributable to operating as a publicly traded company. These expenses will include annual and quarterly reporting; Sarbanes-Oxley compliance expenses; expenses associated with listing on the NASDAQ; independent auditor fees; legal fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance costs; and director compensation. These incremental general and administrative expenses are not reflected in the Company’s historical consolidated financial statements or the unaudited pro forma consolidated financial statements set forth below.

Although realization is not assured, management believes it is reasonably possible that the amount of the valuation allowance will be reduced in the period ending January 31, 2012 as a result of the November 23, 2011 initial public offering and pre-tax book income projections. A portion of the offering proceeds were used to retire outstanding debt, which will result in a reduction in future interest expense and related tax deductions. We will continue to evaluate whether the valuation allowance for deferred tax assets should be reversed. Any reversal of the valuation allowance will favorably impact our results of operation in the period of the reversal. If the entire valuation allowance is released in the thirteen weeks ended January 31, 2012, the deferred tax benefit will be approximately $32.4 million. In addition, federal and certain state income taxes attributable to pre-tax book income will be provided for in the period of the reversal and in subsequent periods, which will reduce net income.

Liquidity and Capital Resources

As of November 1, 2011, we had cash and cash equivalents of $27.5 million compared with $7.9 million as of November 2, 2010. The following table summarizes our cash flows (amounts in thousands):

	Thirty-nine Weeks Ended
	November 2,	November 1,
	2010	2011
Total cash provided by (used in):
Operating activities	$28,386	$57,717
Investing activities	(18,420)	(22,292)
Financing activities	(2,487)	(12,323)
Net increase in cash and cash equivalents	7,479	23,102
Cash and cash equivalents, beginning of period	394	4,445
Cash and cash equivalents, end of period	$7,873	$27,547

Net cash provided by operating activities was $57.7 million for the thirty-nine weeks ended November 1, 2011, compared to cash provided of $28.4 million for the thirty-nine weeks ended November 2, 2010. The $29.3 million increase in cash flows provided by operating activities was comprised of the $15.0 million improvement in our net income during the thirty-nine weeks ended November 1, 2011 compared to the prior year, a $6.2 million increase in adjustments to reconcile net income to net cash provided by operating activities due to higher depreciation expense, higher amounts of interest added to the outstanding balance of debt and debt extinguishment losses during the thirty-nine weeks ended November 1, 2011 as compared to the prior year period, and a $8.1 million increase in cash from changes in operating assets and liabilities during the thirty-nine weeks ended November 1, 2011  as compared to the prior year period, due to an increase in accounts payable and accrued liabilities related to increased sales levels.

Our investing cash flows consist primarily of our capital expenditures. Net cash used in investing activities was $22.3 million during the thirty-nine weeks ended November 1, 2011, compared to cash used of $18.4 million during the thirty-nine weeks ended November 2, 2010. The $3.9 million increase in cash flows used in investing activities was comprised of a $6.0 million increase in capital expenditures during the thirty-nine weeks ended November 1, 2011 compared to the prior year period related to an increase in new store openings, partially offset by a reduction of $2.2 million in cash used for business combinations.

Our financing cash flows consist primarily of proceeds from the issuance of debt, borrowings, and repayments for scheduled debt service payments, and prepayments of other debt. Net cash used in financing activities increased to $12.3 million for the thirty-nine weeks ended November 1, 2011 from $2.5 million for the prior year period. The increase was primarily due to the $40.2 million issuance of the Convertible Notes and subsequent use of $40.0 million for a partial prepayment of the 2009 Loan Facility, the prepayment of seller financing notes and mortgage notes payable in the amounts of $5.4 million and $2.0 million, respectively, and the payment of a $1.3 million loan fee for the amendment of the 2007 Senior Credit Facility on June 28, 2011.

As a result of the initial public offering that was consummated on November 23, 2011, the Company generated approximately $14.9 million in cash consisting of the net proceeds remaining from the offering, net of estimated direct costs, that are available for working capital and general corporate purposes.

The 2007 Senior Credit Facility requires us to comply on a quarterly basis with financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  These financial covenants are measured using, among other things, Adjusted EBITDA of Mattress Holding and its subsidiaries, as adjusted to include pro forma results of acquisitions.  The 2007 Senior Credit Facility limits the permitted capital expenditures of Mattress Holding and its subsidiaries to $35 million for fiscal 2011.  The agreements governing the indebtedness under the 2009 Loan Facility, PIK Notes and Convertible Notes did not contain any financial covenants.  Such agreements were terminated following repayment in full or conversion into our common stock of all indebtedness outstanding thereunder in connection with our initial public offering.

Covenant Compliance

We were in compliance with all of the covenants required under the 2007 Senior Credit Facility, the 2009 Loan Facility, the PIK Notes, the Convertible Notes and our other indebtedness as of November 1, 2011. We believe that we will be able to maintain compliance with the various covenants required under our debt facilities for the next twelve months without amending any of the credit facilities or requesting waivers from the lenders that are party to the agreements.

Seasonality

Our business is subject to seasonal fluctuations.  We generally have experienced more sales and a greater portion of income during the second and third quarters of our fiscal year due to a concentration of summer season holidays, including Memorial Day, the Fourth of July and Labor Day and other seasonal factors. We expect this trend to continue for the foreseeable future.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or “FASB,” issued new guidance that modifies Step 1 of the impairment test for goodwill for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In evaluating whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The Company adopted the provisions of this new guidance on February 2, 2011, which did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2010, the FASB issued new guidance regarding the disclosure requirements related to supplementary pro forma financial information about business combinations. For entities that enter into business combinations that are material, either individually or in the aggregate, the revised guidance requires that public entities disclose the revenue and earnings of the combined entity as if the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The new guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2010, and early adoption is permitted. The Company adopted the provisions of the new guidance on February 2, 2011 and the adoption of this standard may result in additional disclosures, but it did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2011, the FASB issued new guidance regarding fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards. The new guidance applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s stockholders’ equity in the financial statements. The new guidance applies prospectively effective during periods beginning after December 15, 2011. Early application is not permitted. The new guidance may require additional disclosures, but we do not believe it will have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2011, the FASB issued new guidance to increase the prominence of other comprehensive income in financial statements. This guidance provides the option to present the components of net income and comprehensive income in either one single statement or in two consecutive statements reporting net income and other comprehensive income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe adoption of this standard will have a significant impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued new guidance for the testing of goodwill impairment. This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test currently required under U.S. GAAP by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We are still evaluating the impact that the adoption of this standard will have on accounting policies as they relate to goodwill impairment testing in future periods.

Adjusted EBITDA to Net Income Reconciliation

Adjusted EBITDA is defined as net income before income tax expense, interest income, interest expense, depreciation and amortization (“EBITDA”), without giving effect to non-cash goodwill and intangible asset impairment charges, gains or losses on store closings and impairment of store assets, gains or losses related to the early extinguishment of debt, financial sponsor fees and expenses, non-cash charges related to stock-based awards and other items that are excluded by management in reviewing the results of operations. We have presented Adjusted EBITDA because we believe that the exclusion of these items is appropriate to provide additional information to investors about our ongoing operating performance excluding certain non-cash and other items and to provide additional information with respect to our ability to comply with various covenants in documents governing our indebtedness and as a means to evaluate our period-to-period results. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. We have provided this information to analysts, investors and other third parties to enable them to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of our ongoing operations. Management also uses Adjusted EBITDA to determine executive incentive compensation payment levels. In addition, our compliance with certain covenants under our 2007 Senior Credit Facility are calculated based on similar measures, which differ from Adjusted EBITDA primarily by the inclusion of pro forma results for acquired businesses in those similar measures. Other companies in our industry may calculate Adjusted EBITDA differently than we do. Adjusted EBITDA is not a measure of performance under U.S. GAAP and should not be considered as a substitute for net income prepared in accordance with U.S. GAAP. Adjusted EBITDA has significant limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations to the use of Adjusted EBITDA are:

•                  Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•                  Adjusted EBITDA does not reflect interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•                  Adjusted EBITDA does not reflect tax expense or the cash requirements necessary to pay for tax obligations;

•                  Although depreciation and amortization are non-cash charges, the asset being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•                  Adjusted EBITDA does not reflect the cash requirements of closing underperforming stores;

•                  Adjusted EBITDA does not reflect costs related to management services that were historically provided by J.W. Childs Associates, L.P.; and

•                  Adjusted EBITDA does not reflect certain other costs that may recur in future periods.

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplemental measure. The following table contains a reconciliation of our net income determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA for the periods indicated (amounts in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2,	November 1,	November 2,	November 1,
	2010	2011	2010	2011
Net income	$1,878	$12,314	$1,982	$16,979
Income tax expense	1,791	551	1,892	870
Interest income	—	(1)	(1)	(4)
Interest expense	7,828	8,530	22,852	25,479
Depreciation and amortization	3,743	4,234	11,439	12,951
Intangible assets and other amortization	318	439	869	1,254
EBITDA	15,558	26,067	39,033	57,529
Loss on store closings and impairment of store assets	67	285	514	324
Loss from debt extinguishment	—	—	—	1,873
Financial sponsor fees and expenses	102	102	313	294
Stock-based compensation	13	19	(542)	58
Vendor new store funds(a)	375	473	723	773
Acquisition related expenses(b)	4	70	4	178
Other (various)(c)	236	242	714	924
Adjusted EBITDA	$16,355	$27,258	$40,759	$61,953

(a)                                  Adjustment to recognize vendor funds received upon the opening of a new store in the period opened, rather than over 36-months as presented in our financial statements, which is consistent with how management has historically reviewed its results of operations.

(b)                                 Noncash effect included in net income related to purchase accounting adjustments made to inventories resulting from acquisitions and other acquisition-related cash costs included in net income, such as direct acquisition costs and costs related to training and integration of acquired businesses.

(c)                                  Consists of various items that management excludes in reviewing the results of operations.

Unaudited Pro Forma Consolidated Financial Statements

The pro forma consolidated statements of operations for the thirty-nine weeks ended November 1, 2011, and the pro forma condensed consolidated balance sheet as of November 1, 2011 are unaudited and have been derived from our historical consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as adjusted to give effect to the initial public offering that was completed on November 23, 2011, and the application of the net proceeds therefrom and the conversion of all of the Convertible Notes and the conversion of certain amounts of the PIK Notes for which such conversion was elected, into shares of our common stock in connection with the completion of the offering, as described elsewhere in this “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as if the offering had occurred on February 2, 2011 with respect to the pro forma consolidated statements of operations, and as of November 1, 2011 with respect to the pro forma condensed consolidated balance sheet.

The unaudited pro forma adjustments are based on available information and certain assumptions that we believe are reasonable and are described in the accompanying notes, which should be read in conjunction with these unaudited pro forma consolidated financial statements. The unaudited pro forma consolidated financial statements should be read in conjunction with the information contained elsewhere in this “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report.

The unaudited pro forma financial statements are for illustrative and informational purposes only and should not be considered indicative of the results that would have been achieved had the transactions been consummated on the dates or for the periods indicated. Also, the unaudited pro forma consolidated financial statements should not be viewed as indicative of consolidated balance sheet data or statement of operations data as of any future dates or for any future period.

MATTRESS FIRM HOLDING CORP.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

AS OF NOVEMBER 1, 2011

(Dollars in thousands)

		Pro Forma
	Historical	Adjustments		Pro Forma
Assets
Cash and cash equivalents	$27,547	$15,859	(b)	$43,406
Other current assets	60,773	—		60,773
Property and equipment, net	86,758	—		86,758
Intangible assets, net	84,788	—		84,788
Goodwill	287,975	—		287,975
Other long-term assets	12,091	(431	)(a)	11,660
Total assets	$559,932	$15,428		$575,360

Liabilities and Stockholder’s Equity
Notes payable and current maturities of long-term debt	$2,414	$—		$2,414
Other current liabilities	71,318	—		71,318
Long-term debt, net of current maturities	226,504	—		226,504
Long-term debt due to related parties	179,647	(179,647	)(a)(b)	—
Other noncurrent liabilities	78,694	(4,527	)(b)	74,167
Total liabilities	558,577	(184,174)		374,403

Common stock	224	113	(b)	337
Additional paid-in capital	156,299	203,640	(b)	359,939
Accumulated deficit	(155,168)	(4,151	)(a)(b)	(159,319)
Total stockholder’s (deficit) equity	1,355	199,602		200,957
Total liabilities and stockholder’s equity	$559,932	$15,428		$575,360

(a)          Represents the effect of the loss on debt extinguishment related to the repayment of the 2009 Loan Facility, consisting of the write-off of (1) unamortized debt issue costs in the amount of $0.4 million and (2) unamortized debt discount in the amount of $3.4 million. The following table provides a breakdown of the adjustments described in this note:

	(1)	(2)	Total
	(in thousands)
Other long-term assets	$(431)	$—	$(431)
Long-term debt due to related parties	$—	$3,360	$3,360
Accumulated deficit	$431	$(4,222)	$(3,791)

(b)         Represents the effects of (1) the issuance of new shares of common stock purchased in the initial public offering and the application of proceeds therefrom to repay the outstanding principal balance of the 2009 Loan Facility in the amount of $87.9 million, the outstanding principal and accrued interest balance of PIK Notes for which a cash prepayment was elected in the amount of $4.4 million and $0.1 million, respectively, accrued management fees, interest thereon and the management fee termination fee  in the aggregate amount of $1.5 million, and estimated direct costs of the initial public offering of $3.0 million, resulting in $15.9 million of excess net cash proceeds, and (2) the conversion of Convertible Notes with an outstanding principal balance of $40.2 million and accrued interest in the amount of $1.4 million and the conversion of the PIK Notes for which a cash prepayment was not elected with an outstanding principal balance of $50.5 million and accrued interest in the amount of $1.8 million into shares of the Company’s common stock in connection with the Company’s initial public offering, in each case at a conversion rate equal to the initial public offering price of $19.00 per share. The following table provides information with respect to the adjustments described in this note:

	(1)	(2)	Total
	(in thousands)
Cash and cash equivalents	$15,859	$—	$15,859
Long-term debt due to related parties	$(92,292)	$(90,715)	$(183,007)
Other noncurrent liabilities	$(1,340)	$(3,187)	$(4,527)
Common stock	$64	$49	$113
Additional paid-in capital	$109,787	$93,853	$203,640
Accumulated deficit	$(360)	$—	$(360)

MATTRESS FIRM HOLDING CORP.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2011

(Dollars in thousands, except share and per share amounts)

		Pro Forma
	Historical	Adjustments		Pro Forma
Net sales	$515,352	$—		$515,352
Cost of sales	315,333	—		315,333
Gross profit from retail operations	200,019	—		200,019
Franchise fees and royalty income	3,401	—		3,401
	203,420	—		203,420
Operating expenses:
Sales and marketing expenses	122,134	—		122,134
General and administrative expenses	35,765	(294	)(a)	35,471
Loss on store closings and impairment of store assets	324	—		324
Total operating expenses	158,223	(294)		157,929
Income from operations	45,197	294		45,491
Other expense (income):
Interest income	(4)	—		(4)
Interest expense	25,479	(19,385	)(b)	6,094
Loss from debt extinguishment	1,873	(1,857	)(c)	16
	27,348	(21,242)		6,106
Income before income taxes	17,849	21,536		39,385
Income tax expense	870	7,990	(d)	8,860
Net income	$16,979	$13,546		$30,525

Pro forma basic and diluted net income per common share(e)	$0.76			$0.90
Pro forma basic and diluted weighted average shares outstanding(e)	22,399,952			33,731,051

(a)          Represents the reduction of management fees included in general and administrative expenses related to termination of the management agreement.

(b)         Represents the reduction of interest expense in the amount of $18.9 million related to the reduction in the principal amount of debt, and the reduction in the amortization of debt issue costs and debt discount in the amounts of $0.2 million and $0.3 million, respectively, related to (1) the prepayment of the 2009 Loan Facility on July 19, 2011, (2) the use of proceeds from the Company’s initial public offering to repay the remaining outstanding balance of the 2009 Loan Facility and the amount of PIK Notes for which a cash prepayment was elected, and (3) the conversion of Convertible Notes and the conversion of the PIK Notes for which a cash  prepayment was not elected into shares of the Company’s common stock in connection with the Company’s initial public offering.

(c)      Represents the reduction of loss from extinguishment related a partial prepayment of the 2009 Loan Facility on July 19, 2011 in advance of the final prepayment made in connection with the completion of the initial public offering.

(d)         Represents the income tax effects of the pro forma adjustments at an effective income tax rate of 37.1%. The effective tax rate is the combination of the federal rate of 35% and the aggregate state rate, net of federal income tax benefit, of 2.1%.

(e)          The historical results give effect to a 227,058-for-one stock split effected on November 3, 2011 resulting in 22,399,952 shares of common stock outstanding, and the pro forma results also give effect to the issuance of (1) 6,388,888 shares of the Company’s common stock in connection with the initial public offering, (2) 2,189,053 additional shares upon the conversion of the Convertible Notes in connection with the offering and (3) 2,753,158 additional shares upon the conversion of the PIK Notes in connection with the offering, in each case based upon the outstanding balance of principal and accrued interest thereon as of November 1, 2011 and at a price or conversion rate equal to the initial public offering price of $19.00 per share. The following table provides the historical number of shares of common stock and pro forma issuances of additional shares of common stock described in this note:

Basic and Diluted Weighted Average Shares Outstanding
Historical	22,399,952
Issuance for (1)	6,388,888
Issuance for (2)	2,189,053
Issuance for (3)	2,753,158
Pro forma	33,731,051

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the interest rate risk and inflation risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on November 18, 2011 (the “Prospectus”).

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

As previously disclosed in the Prospectus, in connection with the preparation of the Company’s financial information for the twenty-six weeks ended August 2, 2011, management identified material weaknesses in the internal control over interim unaudited financial reporting and over the impairment testing for goodwill.  Management has taken steps to remediate these weaknesses by implementing more robust management review practices on interim financial reporting and reviewing complex technical accounting policies periodically.  As a result of taking these actions, management has concluded that the Company has remediated these material weaknesses.

Part II.

OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on November 18, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Initial Public Offering

On November 23, 2011, the Company completed the initial public offering of shares of its common stock, par value $0.01 per share (“common stock”), pursuant to a registration statement on Form S-1, as amended (Registration No. 333-174830), which was declared effective on November 17, 2011. Under the registration statement, the Company registered the offering and sale of an aggregate of 6,388,888 shares of common stock (including shares issued pursuant to the underwriters’ option to purchase additional shares) at a public offering price of $19.00 per share, as presented below:

	Per share	Total
Public offering price	$19.00	$121,388,872
Underwriting discounts and commissions	$1.33	$8,497,221
Proceeds, before expenses, to the Company	$17.67	$112,891,651

Barclays Capital Inc. and UBS Securities LLC acted as the representatives of the underwriters and joint book-running managers of the Company’s initial public offering, and William Blair & Company, L.L.C. also acted as a joint book-running manager. The offering commenced on November 17, 2011 and closed on November 23, 2011. The sale of shares pursuant to the underwriters’ option to purchase additional shares also closed on November 23, 2011.

The Company raised a total of $121.4 million in gross proceeds in the initial public offering, or approximately $109.9 million in net proceeds after deducting underwriting discounts and commissions of $8.5 million and $3.0 million of offering-related expenses.

On November 23, 2011, the Company used a portion of the net proceeds from the initial public offering as follows: (i) $88.8 million of such net proceeds to repay in full all amounts outstanding under the loan facility between Mattress Intermediate Holdings, Inc., the Company’s direct subsidiary, and a group of lenders maturing in January 2015 and the related accrued interest (“2009 Loan Facility”); (ii) $4.6 million of such net proceeds to repay in full the Company’s 12% payment-in-kind investor notes that did not convert into shares of the Company’s common stock upon the completion of the initial public offering; and (iii) $1.6 million of such net proceeds to pay accrued managed fees and interested thereon and a related termination fee to J.W. Childs Associates, L.P. in connection with the termination of the management agreement between J.W. Childs Associates, L.P. and the Company that became  effective with the completion of the initial public offering.

The remainder of the net proceeds, after payment of other estimated costs associated with the initial public offering in the amount of approximately $3.0 million, will be used for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits: Reference is made to the Exhibit List filed as a part of this report beginning on page E-1. Each of such exhibits is incorporated by reference herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTRESS FIRM HOLDING CORP.

Date: December 22, 2011	By	/s/ James R. Black
James R. Black
Executive Vice President and Chief Financial Officer

EXHIBIT LIST

Exhibit
Number	Exhibit Title
31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* To be filed by amendment.

E-1