Form 10-K
period 2012-01-31
MATTRESS FIRM HOLDING CORP.
filed 2012-04-20
CIK 1419852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from     to

Commission file number 001-35354

MATTRESS FIRM HOLDING CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8185960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5815 Gulf Freeway

Houston, Texas 77023

(Address of Principal Executive Offices)(Zip Code)

Registrant’s telephone number, including area code (713) 923-1090

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of August 2, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded.

As of April 17, 2012, 33,768,828 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10 through 14 of Part III of this Annual Report on Form 10-K incorporate by reference certain information from the registrant’s definitive proxy statement for the 2012 annual meeting of stockholders, which the registrant intends to file with the Securities and Exchange Commission no later than 120 days after January 31, 2012, the end of the registrant’s fiscal 2011 year-end. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws that relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as “may,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and other factors could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ materially from the results expressed or implied by these forward-looking statements are set forth under “Risk Factors” in Item 1A. of Part II of this Annual Report on Form 10-K.  All forward- looking statements in this Annual Report on Form 10-K are based on information available to us on the date of this report. We undertake no obligation, except as may be required by law, to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise.

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

•                  our success in pursuing and integrating strategic acquisitions;

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

•                  risks related to our controlling stockholder, including the ability of J.W. Childs to influence or control all matters affecting us, and the relationships of some of the members of our board of directors with J.W. Childs or its affiliates;

•                  heightened competition;

•                  changes in applicable regulations;

•                  risks related to our franchises, including our lack of control over their operations, their ability to finance and open new stores and our liabilities if they default on note or lease obligations;

•                  risks related to our stock price; and

•                  other factors discussed in “Item 1A. Risk Factors” of Part I of this Annual Report on Form 10-K and elsewhere in this report and in our other filings with the Securities and Exchange Commission.

NOTE REGARDING TRADEMARKS AND SERVICE MARKS

We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that appear in this Annual Report on Form 10-K include “Mattress Firm®,” “Comfort By Color®,” “Mattress Firm Red Carpet Delivery Service®,” “Hampton & Rhodes®,” “YuMeTM,” “Mattress Firm SuperCenter®,” “Happiness GuaranteeTM,” “Replace Every 8®,” “Save Money. Sleep HappyTM,” and “All the best brands...All the best prices!®.” Trademarks, trade names or service marks of other companies appearing in this Annual Report on Form 10-K are, to our knowledge, the property of their respective owners.

NOTE REGARDING MARKET AND INDUSTRY DATA

Industry and market data included in this prospectus were obtained from our own internal data, data from industry trade publications and groups (primarily Furniture Today and the International Sleep Products Association, or “ISPA”), consumer research and marketing studies and, in some cases, are management estimates based on industry and other knowledge and experience in the markets in which we operate. Our estimates have been based on information obtained from our suppliers, customers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates and the third party information mentioned above to be accurate as of the date of this Annual Report on Form 10-K.

MATTRESS FIRM HOLDING CORP.

Part I

Item 1.        Business

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

In this report, we refer to earnings before interest, taxes, depreciation and amortization and other adjustments (such as goodwill impairment charges, loss on store closings and acquisition expenses), or “Adjusted EBITDA.” Adjusted EBITDA is not a performance measure under accounting principles generally accepted in the United States, or “U.S. GAAP.” See “Item 6. Selected Financial Data” below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

We report on the basis of a 52-  or 53-week fiscal year, which ends on the Tuesday closest to January 31. Each fiscal year is described by the period of the calendar year that comprises the majority of the fiscal year period. For example, the fiscal year ended January 31, 2012 is described as “fiscal 2011.”Fiscal 2011 contained 52 weeks.

Our Company

We are a leading specialty retailer of mattresses and related products and accessories in the United States. As of January 31, 2012, we and our franchisees operated 729 and 128 stores, respectively, primarily under the Mattress Firm name, in 70 markets across 27 states. In 2010, we ranked first among the top 100 U.S. furniture stores for both growth in store count and percentage increase in sales and second in total sales among specialty retailers according to Furniture Today. Additionally, based on our analysis of information published in Furniture Today and Company data, we believe we have the largest geographic footprint in the United States among multi-brand mattress specialty retailers. We believe that in our markets Mattress Firm is a highly recognized brand and known for its broad selection, superior service, and compelling value proposition. Based on our analysis of public store information for our competitors and our Company data, we believe 78% of our company-operated stores are located in markets in which we had the number one market share position as of January 31, 2012.  Since our founding in 1986 in Houston, Texas, we have expanded our operations across four time zones, with the goal of becoming the premier national mattress specialty retailer.

On November 23, 2011, we completed the initial public offering of shares of our common stock, par value $0.01 per share (“common stock”), pursuant to a registration statement on Form S-1, as amended (File No. 333-174830), which was declared effective on November 17, 2011. Under the registration statement, we registered the offering and sale of up to an aggregate of 6,388,888 shares of common stock (including shares issued pursuant to the underwriters’ option to purchase additional shares) at a public offering price of $19.00 per share.

We believe our destination retail format provides our customers with a convenient, distinctive and enjoyable shopping experience. Key highlights that make us a preferred destination and that differentiate our brand and services include our:

•                  extensive product selection;

•                  contemporary, easy-to-navigate store design utilizing our unique Comfort by Color merchandising approach that organizes mattresses by comfort style;

•                  price and comfort satisfaction guarantees;

•                  superior customer service by our well-trained and commissioned sales associates;

•                  Mattress Firm Red Carpet Delivery Service, which includes a three-hour delivery window; and

•                  highly visible and convenient store locations.

Our stores carry both a broad assortment of leading national mattress brands and our exclusive brands. With a wide range of styles, sizes, price points and unique features, we provide our customers with their choice of traditional mattresses, including Sealy and Simmons, as well as specialty mattresses, such as Tempur-Pedic, for which we are a leading retailer, and Serta’s iComfort Sleep System products. In addition to our broad mattress selection, we offer a variety of bedding-related products and accessories.

We have a proven track record of growth and acquiring and integrating companies. From February 4, 2009 to January 31, 2012, we grew our net sales as well as Adjusted EBITDA at compound annual rates of 27.6% and 37.4%, respectively, while significantly investing in our corporate infrastructure to support further expansion. In fiscal 2011, we generated net sales, Adjusted EBITDA and net income of $703.9 million, $87.5 million and $34.4 million, respectively (Adjusted EBITDA is not a performance measure under U.S. GAAP. See “Item 6. Selected Financial Data” below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income). Through January 31, 2012, we achieved nine consecutive fiscal quarters of positive comparable-store sales growth. From February 4, 2009 to January 31, 2012, we opened 317 new stores, which includes 88 stores added through acquisitions, demonstrating our strong track record of acquiring and integrating companies. As a result of the fragmented nature of the specialty retail mattress industry, we believe we have a compelling opportunity to further penetrate the sector and continue profitable growth into the future.

On April 9, 2012, we entered into a purchase agreement for all of the equity interests of Mattress Giant Holding Corporation (“Mattress Giant”) for approximately $47 million in cash, subject to customary purchase-price adjustments.  We expect that the transaction, which remains subject to customary closing conditions, will be completed during the second fiscal quarter ending July 31, 2012.  We expect to fund the majority of the purchase price from cash reserves. Prior to this transaction, we acquired 55 stores from Mattress Giant in the Atlanta, St. Louis and Minneapolis markets in November 2011, and have substantially completed the integration of those stores.  Upon closing of the pending acquisition, we expect to operate approximately 180 additional Mattress Giant specialty retail stores in Texas and Florida, which represent the two largest states in which Mattress Firm currently operates.  The stores are located in seven metropolitan markets including Miami, Naples/Ft. Myers, Orlando, Tampa and Jacksonville in Florida and Houston and Dallas in Texas, all representing markets where we currently operates a total of 240 stores.

Our Industry

Overall Market

We operate in the U.S. mattress retail market, in which net sales amounted to $11.6 billion in 2010, the most recent year for which industry retail sales data has been published. The market is highly fragmented, with no single retailer holding more than a 7% market share and the top eight participants accounting for approximately one quarter of the total market. According to Furniture Today, in 2010, mattress specialty retailers had a market share in excess of 40%, which represented the largest share of the market, having more than doubled their share over the past 15 years.

Going forward, we believe that the U.S. mattress retail market will benefit from a number of factors, including improvements in the national economy and the pent-up demand for mattresses and related products. Following the past three recessions (1981-1982, 1990-1991, 2001-2002), the market rebounded 24%, 16% and 21%, respectively, during the two-year period following the recession as consumers who had postponed purchases of mattress products returned to the market. Following the 2008-2009 recession, U.S. wholesale unit sales and dollar sales increased 6.2% and 4.1%, respectively, during 2010 compared to the prior year and increased 2.1% and 10.1%, respectively, during 2011 compared to the prior year, which we believe evidences the continuation of this trend. According to the information released in March 2012 by ISPA, the industry is expected to grow wholesale dollar sales by 7.2% in 2012.

We also believe that several trends support the positive outlook for long-term growth of the U.S. mattress retail market:

•                  First, consumers have shown an increasing willingness to spend more money on mattresses and related products that are of a higher quality and provide extra comfort to achieve a better night’s sleep. The average price for a mattress at wholesale has increased from $92 in 1990 to $239 in 2010, representing an average annual growth rate of 5%. This increasing price point trend is primarily the result of: (1) an industry shift towards specialty mattresses, such as foam and air mattresses, which were sold at wholesale for an average of $537 per mattress in 2010 compared to $201 for a traditional innerspring mattress, (2) consumers desiring more expensive innerspring mattresses that have enhanced technology and comfort features, and (3) an increase in the sale of queen- and king-size mattresses as a percentage of total mattress units sold.

•                  Second, there have been recent technological improvements made to mattresses that are leading people to replace their old mattresses. We believe Mattress Firm is at the forefront of these technological changes. For example, we recently launched YuMe, our exclusive, proprietary, temperature-controlled mattress that uses ambient air to heat and cool the mattress surface.

•                  Third, as “baby boomers” (which refers in this annual report on Form 10-K to people born between 1946 to 1964) age and begin to spend the income that they have saved during their time in the workforce, it is our belief that they will spend a disproportionate amount compared to the overall population on products that improve their comfort—for example, premium mattresses and related products.

Distribution Channels

Wholesale.  The U.S. wholesale mattress industry, which includes mattresses and their supporting box springs (also referred to as foundations), as tracked by ISPA, was a $6.5 billion market in 2011. The U.S. wholesale mattress segment (which excludes foundations) accounted for $5.2 billion of the total and has grown at an average annual rate of 6.1% since 1990. The mattress segment has historically experienced stable growth, as 2008-2009 was the only period in over 30 years during which the segment experienced a multi-year decline in mattress sales, as wholesale mattress sales dropped from $5.3 billion in 2007 to $4.6 billion in 2010.

Retail.  The U.S. retail mattress market is made up primarily of mattress specialty retailers, furniture retailers and department stores. Retailers compete based on product selection, customer experience and service, price, store location and brand recognition.

•                  Mattress Specialty Retailers focus primarily on mattresses and related products and accessories and typically have a broader product selection and quicker availability as compared to other mattress retail channels. Consumers have shown a preference to purchase their mattresses in this channel due to the broad merchandise assortment and higher quality service they receive. As a result, this channel has gained considerable market share relative to traditional furniture stores and department stores, having experienced a market share increase from 19% in 1993 to 43% in 2010, the most recent period for which data is available.

•                  Traditional Furniture Stores typically dedicate a majority of their retail floor space to home furnishings other than mattresses. While this channel comprised the majority of the U.S. mattress retail industry prior to 1993, it has lost significant market share since that time, decreasing from 56% in 1993 to 38% in 2010.

•                  Department Stores include many of the larger national chains selling a variety of products from clothing to home furnishings. Like traditional furniture stores, department stores have lost market share in the mattress category, decreasing from 11% in 1993 to 5% in 2010.

•                  Other distributors of mattress products, many of which only carry a limited selection, include big box retailers, warehouse clubs, catalogs, telemarketing, direct marketing, the internet, discount department stores, furniture rental stores and factory direct operators. We believe that these channels often carry more commoditized, lower priced products. While the constituents within this category have shifted somewhat since 1993, their aggregate market share has remained relatively constant at 14%.

Brand Overview

There are nearly 500 manufacturers in the bedding industry, with the four largest manufacturers, Sealy, Serta, Simmons and Tempur-Pedic, representing approximately 62% of the dollar value of the mattress market in 2010 and the 15 largest manufacturers accounting for approximately 83% during the same period. In general, the bedding industry has faced little competition from imported products as a result of the short lead times required by mattress retailers, high shipping costs and relatively low direct labor expenses in mattress manufacturing. Manufacturers sell traditional innerspring products and specialty products across a wide range of styles, sizes, price points and technologies. While conventional mattresses still accounted for approximately 75% of total bedding sales in the United States in 2010, in recent years, specialty mattresses, which use foam and air technology, have grown at a much faster rate than the industry as a whole. In 2010, specialty bedding producers Tempur-Pedic and Select Comfort combined to account for an approximate 16% market share. As new research emerged showing the link between proper sleep and good health, Mattress Firm responded to the growing demand for specialty mattresses by expanding its product selection to include memory foam mattress sets such as Tempur-Pedic products, and mattresses that allow an individual to personalize the comfort characteristics of the sleep surface.

Merchandising

We believe our destination store retail concept provides our customers with a distinctive shopping experience, by offering an extensive assortment of mattresses and bedding-related products, featuring the best known national brands, a strong value proposition and superior service in a conveniently located, comfortable store environment.

Products

We carry over 95 different models and styles of conventional and specialty mattresses and bedding-related products across a wide range of price points. We focus on the best-known national brands but also offer our customers our Hampton & Rhodes private label mattresses and have recently introduced YuMe into select markets, our exclusive, proprietary brand. Because of our strong relationships with our key suppliers, we are able to offer our customers many exclusive products, which are available only to us in our markets which also adds to our competitive differentiation. Periodically, we also carry limited quantities of special/opportunistic buys and our

SuperCenter stores carry additional special buys as well as refurbished and marked-down merchandise. All of the mattresses we purchase are manufactured in the United States, and certain bedding-related furniture products are sourced from Asia.

Conventional Mattresses.  Conventional mattresses, such as those of Sealy (including Sealy Posturepedic and Stearns & Foster) and Simmons (including Simmons Beautyrest), utilize steel-coil innersprings to provide comfort and support. These conventional mattresses represented approximately 75% of bedding industry sales in the United States in 2010 and approximately 49% of our total sales in fiscal 2011. In addition to these national brands, we also offer our Hampton & Rhodes private label mattresses to provide our customers a greater choice of values among conventional mattresses.

Specialty Mattresses.  In recent years, specialty mattresses, such as those manufactured by Tempur-Pedic, which utilize materials other than steel-coil innersprings to provide comfort and support, have grown at a much faster rate than the industry as a whole. Specialty mattresses represented approximately 42% of our total sales in fiscal 2011. In response to this industry trend, we have expanded our assortment of mattresses that utilize viscoelastic foam, also referred to as memory foam or polyurethane foam, which features a high-density, temperature sensitive foam core that reduces pressure points and tossing and turning by contouring to one’s body. Tempur-Pedic introduced viscoelastic beds in the United States in 1992 and is the leader in the United States market for viscoelastic foam mattresses. We carry a wide range of products from Tempur-Pedic and, in addition, recently introduced a viscoelastic foam product that is infused with a cooling gel material manufactured by Serta and marketed under the name iComfort.

Furniture and Accessories.  All of our stores carry an assortment of bedding-related accessories, including bed frames, mattress pads and pillows. Bedding-related products and accessories represented approximately 7% of our total sales from company-operated stores in fiscal 2011.

Pricing Strategy

Our strong price and value proposition is a critical element of our merchandise strategy. We strive to provide customers the best possible value in our markets, supported by event driven print, radio and television advertising and promotions, and offer our customers a low price guarantee whereby we will beat our competitor’s price on a comparable sleep set by 10% and refund the customer the difference at any time within 100 days after purchase. In addition, we supplement our regular merchandise line-up with special buys and clearance products at our Mattress Firm SuperCenter stores to reinforce our value proposition and strong price image by offering a wide range of price points from promotional products (such as a $49 twin-size mattress) to premium products (such as an $7,299 king-size set).

Customer Service

We enhance our customers’ shopping experience with a superior level of service. Our sales associates are well trained in our products and unique comfort testing process, and empowered to satisfy our customers’ comfort, value and service requirements consistent with established company guidelines. Their goal is to simplify the buying process and narrow customer choices to the one that meets his or her comfort and price needs. They are also trained to explain our comfort satisfaction and price guarantees as well as our third party deferred financing programs and product warranties. We clearly price all of our merchandise and provide our customers with a clear and concise product and pricing guide.

After-sale service represents an important part of our overall customer service offering. We believe our Mattress Firm Red Carpet Delivery Service, under which we provide same day delivery service approximately one quarter of the time, is distinctive in the industry. We also provide our customers with comfort satisfaction and price guarantees, and a manufacturer’s warranty for product defects.

Store Design and Layout

We utilize two store prototypes: our traditional store format, which averages approximately 4,300 square feet, and our larger SuperCenter store format which averages approximately 6,300 square feet. As of January 31, 2012, we had 559 stores in our traditional store format and 170 stores in our SuperCenter store format. Our traditional stores are bright and open and have a warm, contemporary feel. We use wood, ceramic tile and carpet flooring and natural wood fixtures and shutters to create a comfortable, home-like look and feel. They feature a Value Center display area that efficiently conveys a broad assortment of value priced/promotional conventional bedding. In total, we offer over 95 different models and styles of conventional and specialty mattresses and bedding-related products across a wide range of price points in our stores conveying category dominance to our customers.

Our SuperCenter stores incorporate all of the design elements of our traditional stores and also have a specially merchandised warehouse rack area to display our clearance, overstock and returned products. The warehouse rack merchandise display and signage reinforce our value proposition for customers.

To enhance our customer in-store experience, our stores are designed to be comfortable and easy-to-shop with our proprietary Comfort by Color shopping program. With Comfort by Color, customers have the opportunity to determine the physical comfort that is best for them by comparing the feel of samples for all four different surface comfort options (Firm, Plush, Pillow-top, and Contoured) in our Comfort Comparison Center. Each comfort style is assigned a particular color in our stores (Yellow, Orange, Red, or Green), as denoted through bright and colorful pillows and foot protectors on all mattresses. Once customers have “found their comfort,” they simply then “follow their color,” by focusing the balance of their selection time on mattresses that fall into one of the particular color-coded comfort options. Comfort by Color simplifies shopping for customers and makes it easier to train new associates on the store layout.

Our interior and exterior signage is an important element of our store design and selling strategy. We utilize bright banners, signs and lifestyle photographs to highlight the important features of each of our products as well as promotional pricing information. We display light boxes, neon signs, and professionally designed promotional posters in our windows to convey our national brand focus and value proposition. Through signage and other promotional materials, we can emphasize our strong relationship with the key mattress manufacturers we do business with.

Marketing and Advertising

The primary objective of our marketing program is to drive traffic into Mattress Firm stores, with our brand promise of Save Money. Sleep Happy. With what we believe to be a strong market penetration model, we leverage our advertising spending on a cost-effective basis to build our market leadership position and brand awareness.

Message.  Our marketing campaign has a three-prong approach to inform and educate customers as to why they should buy, why they should choose Mattress Firm and why they should buy now. Replace Every 8 is our key campaign message. We capture consumer interest and educate them on the recommended mattress replacement frequency for optimal health and comfort. Happiness Guarantee is Mattress Firm’s differentiated offer to ensure customers are happy with their price, comfort and delivery. Promotional events featuring long term financing and All the best brands...All the best prices! offer compelling reasons for consumers to buy today.

Media.  Historically, our advertising program consisted primarily of radio and television, with the balance being print. In early fiscal 2008, due to the economic recession, we altered our marketing in light of decreased consumer confidence and traffic trends. For cost effectiveness, we increased our print program and focused primarily on price with limited-time offers. In fiscal 2010 and 2011, we increased advertising spending which allowed us to shift our media mix to approximately two-thirds broadcast, designed to build greater recognition of the Mattress Firm brand, and emphasize what we believe to be our key competitive strengths. We have also increased our online search engine marketing and alternative media presence. The results have been positive with increased traffic, same store sales, market share and operating income.

Alternative Media.  The primary objective of our social media strategy is to build awareness and engage interaction as the relevant source of information in our industry. We follow online conversations daily and develop engaging content to distribute via our Facebook, Twitter, Blog or YouTube sites. In addition, to expose Mattress Firm to additional potential consumers across existing markets and drive qualified, invested traffic, we have partnered with Groupon for their “deal of the day” specials. We have successfully targeted new consumers with no advertising costs to drive incremental sales.

Analysis.  To ensure focused marketing, we have implemented a targeted market-level media and message program. To maximize the efficiencies and effectiveness of these efforts, we use ShopperTrak, a nationally recognized company that monitors store traffic patterns and sales, which we consider key performance indicators. As of January 31, 2012, we utilized ShopperTrak in approximately 70% of our company-operated stores. We believe that this is a critical component to understanding our advertising program, spotting trends, supporting market-level tests and increasing local market share.

Purchasing and Distribution

Our merchandising team is responsible for all product selection, supplier negotiations, procurement, initial pricing determinations, product marketing plans and promotions, and coordination with local store and distribution center managers to implement our merchandise programs. Our merchandising team also regularly communicates with our field management and franchisees to monitor shifts in consumer preferences and market trends.

We operate 33 distribution centers, supporting all of our company-operated stores. In substantially all of our markets, a single distribution center serves all of the stores in that market. Our four major suppliers deliver mattresses to each of our distribution centers within 48 hours of order, up to five days per week. We replenish our distribution centers based on the rate of sales, promotions and predetermined stocking levels. Our merchandise is received, inspected and processed at our distribution centers and then delivered to our customers’ homes or, to a lesser extent, to our stores. The majority of our sales result in the delivery of product from our distribution centers to our customers’ homes. Approximately one quarter of the time, we deliver to our customers’ homes on a same-day basis, which we believe is a key competitive strength. In all but one of our markets, we contract for the delivery of merchandise to our customers; and in one market, we utilize our own fleet and delivery services.

Supply Agreements

Sealy.  We are party to a 2009 product supply agreement with Sealy for the purchase of mattress and foundation products under the Sealy and Sealy Posturepedic brand names. The agreement will terminate upon the later of December 2015 and the time when the specified purchase target is met. The agreement sets forth various annual and quarterly volume-based rebates, advertising rebates and subsidies, discounts on the purchase of floor samples and new store opening funds and support, as well as various pricing and payment terms.

In April 2009, we entered into a strategic merchandise supply agreement with Sealy, pursuant to which Sealy supplies us with certain core line products under the Stearns & Foster brand. This agreement has a three-year term. Under this agreement, if certain volume targets are met, Sealy will pay us a specified quarterly rebate. The agreement also obligates us to purchase and display a minimum number of Sealy products in our stores, specifies how floor samples should be displayed, and provides for advertising rebates and subsidies and returns credits.

Serta.  We are party to a 2011 product supply agreement with Serta for the purchase of mattress and related bedding products under the Serta brand names. The agreement will terminate when the specified purchase target is met. The agreement sets forth various monthly  volume-based rebates, advertising rebates and subsidies, discounts on the purchase of floor samples and new store opening funds and support, as well as various pricing and payment terms.

Simmons.  We are party to a 2010 dealer incentive agreement with Simmons that expires in June 2013. This agreement provides us with volume-based purchase incentives and rebates, point of purchase materials, discounts on the purchase of floor samples, direct reimbursement of sales and marketing expenses and new store opening funds. The agreement also covers certain pricing and payment terms as well as return and delivery policies.

Tempur-Pedic.  We were party to a 2011 amended and restated retailer agreement with Tempur-Pedic that expired on December 31, 2011. We are currently operating under an informal arrangement with Tempur-Pedic under terms we expect to finalize in fiscal 2012. The terms of the 2012 agreement are expected to be similar to those of the expired 2011 agreement. The agreement governs our relationship with Tempur-Pedic and provides for a framework for marketing and business development programs, volume rebates and marketing assistance, as agreed to between us and Termpur-Pedic from time to time. The agreement also governs and restricts our use of Tempur-Pedic intellectual property in our advertising, promotions, website and digital marketing efforts.

Retail Store Operations

The principal objective of our store operations program is to provide our guests with what we believe is a superior level of customer service by staffing our stores with knowledgeable and enthusiastic sales associates, and expertly training those associates to satisfy customers’ needs while achieving store performance objectives.

Field Management Organization and Store Staffing.  Our store operations are centralized, with corporate-level guidelines providing for chain-wide consistency, while still allowing store level flexibility to meet our customers’ value and service requirements. As of January 31, 2012, we employed eight regional sales managers, 71 district managers and 162 area managers, who, in conjunction with our corporate recruiting and training department, are responsible for the hiring and training of store associates, assistant managers and store managers. Our training and communications programs are designed to ensure chain-wide consistency of merchandise presentation, communicate corporate information to stores and monitor sales and profit performance. In addition, our district and area managers are primarily responsible for developing store managers, assistant managers and sales associates for succession and career development purposes.

Each store is staffed with one store manager and the appropriate number of associates, depending on the sales volume of the store. Store managers are responsible for maintaining visual merchandise presentations, ensuring the cleanliness and orderliness of the store and achieving store performance targets.

Recruiting and Training.  We attempt to recruit sales associates and store managers who are highly motivated, goal oriented and who are seeking to take advantage of the career development opportunities we offer. Our recruitment portfolio includes an employee referral program, campus recruitment at select colleges and universities, and targeted recruiting in local markets of candidates who have relevant retail or consumer product experience. All of our sales associates attend our extensive internal training program, participate in product training sessions provided by vendors, and are enrolled in our online corporate university for extended learning and development opportunities. This training emphasizes product knowledge, selling skills, and store operations fundamentals. Our sales associates are trained to explain our comfort satisfaction and price guarantees as well as our third- party deferred financing programs and product warranties; they are also empowered to satisfy our customers’ comfort, value and service requirements consistent with established company guidelines. Our corporate and field training function is responsible for developing and providing new-hire training, advanced training and in-store new product training, and ensuring the implementation of our store assessment program, which is conducted by an independent third party to measure and ensure the effectiveness and consistency of our selling process, in-store promotions, cleanliness and overall customer experience. The store assessment program also serves as an additional educational tool for our sales associates.

We have developed a proprietary internal best-practice sharing video network for all associates called Project 180. Project 180 complements our training efforts by allowing associates to view and contribute to “how-to” videos posted by peer associates offering practical tips and best-practice considerations for particular product-related or general selling concepts. With an active library of approximately 500 videos, this informal social learning tool has quickly become a high-impact staple in our training portfolio.

Compensation.  We believe that our store associate compensation system is competitive and designed to create an incentive to sell.  The salaries of our store associates are commission-based. In addition to a base draw against commissions, our sales associates can earn incentive bonuses based on store performance. All of our field management (regional managers, district managers and distribution center managers) earn a base salary and are eligible for incentive bonuses based on certain individual performance criteria.

Franchise Operations

As of January 31, 2012, our 12 franchisees operated 128 stores in 26 markets. In fiscal 2011, we received $4.7 million in franchise fees and royalty income from our franchisees. We grant franchises by territory, and have granted more than one franchise territory to some of our franchisees. Although we have franchises in the Denver, Colorado and Milwaukee, Wisconsin markets, most of our current franchises are located in markets with a population of less than 1.5 million people. We believe we are diligent in our selection of our franchisees, putting them through multiple vetting processes to ensure they are capable of operating the business at a high level.

Our franchise agreements typically give franchisees the exclusive right to operate Mattress Firm stores in a specified territory for a 20 or 30 year term and are renewable at the option of the franchisee for an additional 5- to 10-year period, subject to certain conditions. The franchisees are required to pay an initial fee each time they open a store. In addition, the franchisees also pay us royalties based on gross sales. The agreements require franchisees to operate their businesses in accordance with our standard operating procedures, including specifications for the appearance, floor plans, signage, fixtures, displays, staffing and operations of stores. The agreements also require franchisees to provide us with quarterly profit and loss statements, so we can monitor their ongoing performance and proactively identify any trouble areas, and give us the right to inspect and audit their books and records at any time during business hours. During the term of the franchise agreement and, subject to certain geographic limitations, for three years thereafter, franchisees may not operate, directly or indirectly, any other business selling bedding products or furniture. In exchange, we provide franchisees with our standard operations manual, sales training, print advertising materials, and assistance in selecting store sites. We also have a right of first refusal on the sale of each franchise and/or its equipment and inventory and, in certain instances, options to purchase the franchisees business at a predetermined time and purchase price.

Retail Stores and Markets

Site Selection

Our site selection strategy is to select or develop premium locations, which maximize our sales per store. We select geographic markets and store sites on the basis of demographics, quality of neighboring tenants, store visibility and signage opportunities, accessibility and lease economics. Key demographics include population density, household income and growth rates. We also utilize relative market share analyses to determine the likelihood of becoming the market leader in each market we serve within a certain period of time.

Our internal real estate group identifies opportunities for new and relocated stores with the involvement of our senior executives. We also contract with third party real estate brokers in each of our markets to identify sites and negotiate lease details. We prefer to develop freestanding units located in high traffic power centers with major retailers, such as Target, or other specialty and home furnishings retailers, such as Bed Bath & Beyond, Best Buy, Costco, Dick’s Sporting Goods, The Home Depot and Whole Foods. If a free-standing unit or site is unavailable, we prefer to locate our in-line stores on the end of the shopping center for greater visibility.

Hours

Our stores are open 362 days a year, seven days a week, generally from 10:00 a.m. to 8:00 p.m. Monday through Friday, 10:00 a.m. to 8:00 p.m. on Saturday and 12:00 p.m. to 6:00 p.m. on Sunday.

Seasonality

Our business is subject to seasonal fluctuation, with the highest sales activity normally occurring during the second and third quarters of our fiscal year.

Trademarks and Service Marks

We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. The most important trademarks we own or have rights to use include “Mattress Firm®,” “Comfort By Color®,” “Mattress Firm Red Carpet Delivery Service®,” “Hampton & Rhodes®,” “YuMe™,” “Mattress Firm SuperCenter®,” “Happiness Guarantee™,” “Replace Every 8®,” “Save Money. Sleep Happy™,” and “All the best brands...All the best prices!®.” We believe that our trademarks, service marks and trade names have significant value and that some of our trademarks are instrumental to our ability to drive traffic into Mattress Firm stores.

Information Systems

We have been using GERS Retail Systems since May 2004 (“GERS”). This system provides sales, inventory, financial information and warehouse management. Due to current and planned store growth, the version of GERS that we currently utilize is approaching its maximum capacity. We are in the process of implementing Microsoft Dynamics AX for Retail (“Microsoft Dynamics”) as a replacement to GERS. We believe Microsoft Dynamics will provide the similar core functionality of GERS with the added ability to support our growth strategy. In addition, we believe that Microsoft Dynamics will allow us to support multiple brands, multiple legal entities, shared warehouses, various pricing structures, improved inventory management, multiple franchises and store growth on a single platform. We also believe that Microsoft Dynamics, point-of-sale functionality will allow us to enhance the overall customer experience and capture critical customer information. We completed the implementation of the general ledger and related financial modules of Microsoft Dynamics in April 2012, and will commence pilot market testing for this new system during fiscal 2012.

We use components of the Microsoft Business Intelligence suite for data warehousing. This provides access to information from various data sources across the organization through interactive, content-driven dashboards and scorecards that combine data from multiple systems into a single browser-based experience. We also have the capability to produce sales, financial and analytical reports.

We have an e-commerce solution which integrates with the GERS Retail system. This allows our customers to shop on the web, purchase products and schedule in-home delivery nationwide. The website also utilizes social media to build a community of customers and interactive chat to improve the customer’s web experience.

Our stores, distribution centers and corporate office are all connected by a secure Virtual Private Network, or “VPN,” which enables us to take advantage of the cost efficiencies of the internet without compromising data security. The infrastructure that facilitates our VPN is housed in a secure, off-site location. We leverage our VPN to route our sales transactions, third party financing and funding through this communications network. We believe our management information systems efficiently support our current operations and provide a solid foundation for future growth.

Employees

As of January 31, 2012, we had approximately 2,230 employees, substantially all of whom were employed by us on a full-time basis. None of our employees are covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Government Regulation

We believe that we are in compliance in all material respects with the laws to which we are subject. In particular, our business subjects us to regulation in the following areas:

Regulations relating to consumer protection and the bedding industry.  Our operations are subject to state and local consumer protection regulations and other regulations relating specifically to the bedding industry. These regulations vary among the states where we operate, but generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling and sale and penalties for violations. We also are subject to a standard established by the U.S. Consumer Product Safety Commission, which sets mandatory national fire performance criteria for all mattresses sold in the United States on or after July 1, 2007.

Franchise laws and regulations.  We are also subject to FTC regulations and various state laws regulating the offer and sale of franchises. The FTC and various state laws require us to furnish to prospective franchisees a franchise disclosure document containing prescribed information. We are currently registered to offer and sell franchises in eight states. The states in which we are registered, and a number of states in which we may franchise, require registration of a franchise offering circular or a filing with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time which provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines or other penalties or require us to make offers of rescission or restitution, any of which could adversely affect our business and operating results.

Available Information

The Company maintains an Internet website at www.mattressfirm.com where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statement and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

The Company also files annual, quarterly, and current reports, proxy statements, and other documents with the SEC. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at www.sec.gov.

Item 1A.     Risk Factors

Our financial performance is subject to various risks and uncertainties. The risks described below are those which we believe are the material risks we face. Any of the risk factors described below could significantly and adversely affect our business, prospects, sales, revenues, gross profit, cash flows, financial condition and results of operations.

Our business is dependent on general economic conditions in our markets.

Our sales depend, in part, on discretionary spending by our customers.  Pressure on discretionary income brought on by economic downturns and slow recoveries, including housing market declines, rising energy prices and weak labor markets, may cause consumers to reduce the amount they spend on discretionary items. If recovery from the economic downturn continues to be slow or prolonged, our growth, prospects, results of operations, cash flows and financial condition could be adversely impacted.  General economic conditions and discretionary spending are beyond our control and are affected by, among other things:

•                  consumer confidence in the economy;

•                  unemployment trends;

•                  consumer debt levels;

•                  consumer credit availability;

•                  the housing market;

•                  gasoline and fuel prices;

•                  interest rates and inflation;

•                  price deflation, including due to low-cost imports;

•                  slower rates of growth in real disposable personal income;

•                  natural disasters;

•                  national security concerns;

•                  tax rates and tax policy; and

•                  other matters that influence consumer confidence and spending.

Increasing volatility in financial markets may cause some of the above factors to change with an even greater degree of frequency and magnitude.

Our ability to grow and remain profitable may be limited by direct or indirect competition in the retail bedding industry, which is highly competitive.

The retail bedding industry in the United States is highly competitive. Participants in the bedding industry compete primarily based on store location, service, price, product selection, brand name recognition and advertising. There can be no assurance that we will be able to continue to compete favorably with our competitors in these areas. Our store competitors include regional and local specialty retailers of bedding (such as Mattress Giant and American Mattress, national and regional chains of retail furniture stores carrying bedding (such as Haverty’s and Rooms-To-Go), department store chains with bedding departments (such as Macy’s, Sears and JC Penney), big box retailers (such as Walmart), warehouse clubs (such as Costco) and factory direct stores (such as Original Mattress). In the past, we have faced periods of heightened competition that materially affected our results of operations. Certain of our competitors have substantially greater financial and other resources than us. Accordingly, we may face periods of intense competition in the future that could have a material adverse effect on our planned growth and future results of operations. In addition, the barriers to entry into the retail bedding industry are relatively low. New or existing bedding retailers could enter our markets and increase the competition we face. In addition, manufacturers and vendors of mattresses and related products, including those whose products we currently sell, could enter the U.S. mattress retail market and start directly competing with us. Competition in existing and new markets may also prevent or delay our ability to gain relative market share. Any of the developments described above could have a material adverse effect on our planned growth and future results of operations.

If we fail to successfully manage the challenges our planned growth poses or encounter unexpected difficulties during our expansion, our net sales and profitability could be materially adversely affected.

One of our central long term objectives is to increase sales and profitability through market share leadership. Our ability to achieve market share leadership, however, is contingent upon our ability to (1) open stores in favorable locations, (2) advertise our stores in an effective and cost-efficient manner and (3) achieve operating results in new stores at the same level as our similarly situated current stores. There can be no assurance, however, that we will be able to open stores in new markets at the rate required to achieve market leadership in such markets, identify and obtain favorable store sites, arrange favorable leases for stores or obtain governmental and other third-party consents, permits and licenses needed to open or operate stores in a timely manner, train and hire a sufficient number of qualified managers for new stores, attract a strong customer base and brand familiarity in new markets, or successfully compete with established mattress stores in the new markets we enter. Moreover, if we are unable to open an adequate number of stores in a market, or if store-level profitability is lower than expectations, we may be unable to achieve the market presence necessary to justify the considerable expense of radio or television advertising and could be forced to rely upon less effective advertising mediums. Failure to open stores in favorable locations or to advertise in an effective and cost-efficient manner could place us at a competitive disadvantage as compared to retailers who were more adept than we at managing these challenges, which, in turn, could negatively affect our overall operating results.

Our comparable-store sales and results of operations fluctuate due to a variety of economic, operating, industry and environmental factors and may not be fair indicators of our performance.

Our comparable-store sales and operating results have experienced fluctuations, which can be expected to continue. Numerous factors affect our comparable-store sales results, including among others, the timing of new and relocated store openings, the relative proportion of new and relocated stores to mature stores, cannibalization resulting from the opening of new stores in existing markets, the acquisition and rebranding of competitors’ stores in existing Mattress Firm markets, changes in advertising and other operating costs, the timing and level of markdowns, changes in our product mix, weather conditions, retail trends, the retail sales environment, economic conditions, inflation, the impact of competition and our ability to execute our business strategy efficiently. As a result, comparable-store sales or operating results may fluctuate, and may cause the price of our common stock to fluctuate significantly. Therefore, we believe period-to-period comparisons of our results may not be a fair indicator of, and should not be relied upon as a measure of, our operating performance.

We intend to aggressively open additional stores in our existing markets, which may diminish sales by existing stores in those markets and strain our ability to find qualified personnel or divert resources from our existing stores, negatively affecting our overall operating results.

Pursuant to our expansion strategy, we intend to aggressively open additional stores in our existing markets, including relocations of existing stores. Because our stores typically draw customers from their local areas, additional stores may draw customers away from nearby existing stores and may cause our comparable-store sales performance and customer counts at those existing stores to decline, which may adversely affect our overall operating results. In addition, our ability to open additional stores will be dependent on our ability to promote and/or recruit enough qualified field managers, store managers, assistant store managers and sales associates. The time and effort required to train and supervise a large number of new managers and associates and integrate them into our culture may divert resources from our existing stores. If we are unable to profitably open additional stores in existing markets and limit the adverse impact of those new stores on existing stores, it may reduce our comparable-store sales and overall operating results during the implementation of our expansion strategy.

Our expansion strategy will be dependent upon, and limited by, the availability of adequate capital.

Our expansion strategy will require additional capital for, among other purposes, opening new stores and entering new markets. Such capital expenditures will include researching real estate and consumer markets, lease, inventory, property and equipment costs, integration of new stores and markets into company-wide systems and programs and other costs associated with new stores and market entry expenses and growth. If cash generated internally is insufficient to fund capital requirements, or if funds are not available under our existing credit facility, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. In addition, our debt agreements provide a limit on the amount of capital expenditures we may make annually. If we fail to obtain sufficient additional capital in the future or we are unable to make capital expenditures under our debt agreements, we could be forced to curtail our expansion strategies by reducing or delaying capital expenditures relating to new stores and new market entry. As a result, there can be no assurance that we will be able to fund our current plans for the opening of new stores or entry into new markets.

We may from time to time acquire complementary businesses, including operations of our franchisees, which will subject us to a number of risks.

Any acquisitions we may undertake involve a number of risks, including:

•                  failure of the acquired businesses to achieve the results we expect;

•                  potential comparable-store sales declines as a result of sales culture integration challenges and conversion of acquired stores to the Mattress Firm brand;

•                  diversion of capital and management attention from operational matters;

•                  our inability to retain key personnel of the acquired businesses;

•                  risks associated with unanticipated events or liabilities;

•                  the potential disruption and strain on our existing business and resources that could result from our planned growth and continuing integration of our acquisitions; and

•                  customer dissatisfaction or performance problems at the acquired businesses.

For example, on April 9, 2012, we signed a definitive purchase agreement to acquire all of the equity interests of Mattress Giant Holding Corporation.  If we are unable to integrate or successfully manage any business that we acquire (such as the Mattress Giant operations if the Mattress Giant acquisition is consummated), we may not realize anticipated cost savings, improved efficiencies or revenue growth, which may result in reduced profitability or operating losses. In addition, we may face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. Moreover, acquisitions of businesses may require the issuance of additional equity financing, which would result in dilution of our existing stockholders. The realization of all or any of the risks described above could materially and adversely affect our reputation and our results of operations.

A deterioration in our relationships with, or a dilution of the brand images of, our primary suppliers could adversely affect our brand and customer satisfaction and result in reduced sales and operating results.

We currently rely on Sealy, Simmons and Tempur-Pedic as our primary suppliers of branded mattresses. Purchases of products from these three manufacturers accounted for 73% of our mattress product costs for fiscal 2011. Because of the large volume of our business with these manufacturers and our use of their branding in our marketing initiatives, our success depends on the continued popularity and reputation of these manufacturers. Any dilution of their brand images or adverse change in our relationship with any of them or to their financial condition, production efficiency, product development or marketing capabilities could adversely affect our own brand and the level of our customers’ satisfaction, among other things, which could result in reduced sales and operating results.

We use Corsicana as a primary supplier of our private label mattresses, which accounted for 14% of our mattress product costs for fiscal 2011. If our relationships with Sealy, Simmons, Tempur-Pedic or Corsicana are terminated or otherwise impaired, or if any of them materially increase their prices, it could have a material adverse effect on our business, financial condition and results of operations.

We depend on a number of suppliers, and any failure by any of them to supply us with products may impair our inventory and adversely affect our ability to meet customer demands, which could result in a decrease in net sales.

Through our operating subsidiaries, we maintain supply agreements with Sealy, Simmons, Tempur-Pedic and Corsicana. Our current suppliers may not continue to sell products to us on acceptable terms or at all, and we may not be able to establish relationships with new suppliers to ensure delivery of products in a timely manner or on terms acceptable to us. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. We are also dependent on suppliers for assuring the quality of merchandise supplied to us. Our inability to acquire suitable merchandise in the future or the loss of one or more of our suppliers and our failure to replace them may harm our relationship with our customers and our ability to attract new customers, resulting in a decrease in net sales.

If customers are unable to obtain third-party financing at satisfactory rates, sales of our products could be materially adversely affected.

We offer financing to consumers through third party consumer finance companies. Our business is affected by the availability and terms of financing to customers. During much of the fourth quarter of fiscal 2008 and continuing into fiscal 2009, we experienced significantly lower credit approval rates for our customers. Sales results were negatively affected as a result. Another reduction of credit availability to our customers could have a material impact on our results of operations.

We may not be able to successfully anticipate consumer trends and our failure to do so may lead to loss of consumer acceptance of the products we sell, resulting in reduced net sales.

Our success depends on our ability to anticipate and respond to changing trends and consumer demands in a timely manner. If we fail to identify and respond to emerging trends, consumer acceptance of the merchandise we sell and our image with current or potential customers may be harmed, which could reduce our net sales. For example, the Company has responded to the trend in favor of specialty bedding products and sleep systems, such as viscoelastic foam mattresses, by entering into new arrangements with suppliers and reallocating store display space without certainty of success or that existing relationships with conventional mattress suppliers will not be jeopardized. Additionally, if we misjudge market trends, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our gross profit and cash flow. Conversely, shortages of models that prove popular could also reduce our net sales.

We depend on a few key employees, and if we lose the services of certain of our principal executive officers, we may not be able to run our business effectively.

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing and sales personnel. Our executive officers include R. Stephen Stagner, our President and Chief Executive Officer, Stephen G. Fendrich, our Chief Strategy Officer, and James R. Black, our Executive Vice President and Chief Financial Officer. We have an employment agreement with each of Messrs. Stagner, Fendrich and Black. If any of these executive officers ceases to be employed by us, we would have to hire additional qualified personnel. Our ability to successfully hire other experienced and qualified executive officers cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry. As a result, the loss or unavailability of any of our executive officers could have a material adverse effect on us.

Our substantial debt could adversely affect us, make us more vulnerable to adverse economic or industry conditions and prevent us from fulfilling our debt obligations or from funding our expansion strategy.

We have a substantial amount of debt outstanding. As of January 31, 2012, we had $228.4 million of total indebtedness, consisting of $228.3 million outstanding under the 2007 Senior Credit Facility and less than $0.1 million of other long-term indebtedness. Our substantial indebtedness could have serious consequences, such as:

•      limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements, expansion strategy or other purposes;

•      placing us at a competitive disadvantage compared to competitors with less debt;

•      increasing our vulnerability to, and reducing our flexibility in planning for, adverse changes in economic, industry and competitive conditions; and

•      increasing our vulnerability to increases in interest rates because borrowings under the 2007 Senior Credit Facility are subject to variable interest rates.

The potential consequences of our substantial indebtedness make us more vulnerable to defaults and place us at a competitive disadvantage. A substantial or extended increase in interest rates could significantly affect our cash available to make scheduled payments on the 2007 Senior Credit Facility or to fund our expansion strategy.

We may be unable to generate sufficient cash to service all of our indebtedness and other liquidity requirements and may be forced to take other actions to satisfy such requirements, which may not be successful.

We will be required to repay borrowings under the revolving and term loan portions of our 2007 Senior Credit Facility in January 2013 and January 2014, respectively. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We expect that we will need to access the capital markets in order to refinance all amounts outstanding under the 2007 Senior Credit Facility, as we do not anticipate generating sufficient cash flow from operations to repay such amounts in full. We cannot assure you that funds will be available to us in the capital markets, together with cash generated from operations, in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We cannot assure you that we will be able to refinance any of our indebtedness, including the 2007 Senior Credit Facility, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all.

Additionally, under U.S. GAAP, debt coming due within one year must be classified as a current liability.   Therefore, unless we have refinanced our 2007 Senior Credit Facility prior to the end of fiscal 2012, we will be required to reclassify the related outstanding borrowings as a current liability under U.S. GAAP in our end of fiscal 2012 balance sheet. We are currently evaluating a number of alternatives with respect to the upcoming maturity of the 2007 Senior Credit Facility.   Our ability to consummate any such alternatives will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, some of which may be beyond our control. Accordingly, there is no assurance that we will successfully enter into any definitive agreements for such alternatives.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The 2007 Senior Credit Facility contains negative covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things:

•                  incur indebtedness;

•                  create liens;

•                  engage in mergers or consolidations;

•                  sell assets (including pursuant to sale and leaseback transactions);

•                  pay dividends and distributions or repurchase our capital stock;

•                  make investments, acquisitions, loans or advances;

•                  make capital expenditures;

•                  repay, prepay or redeem certain indebtedness;

•                  engage in certain transactions with affiliates;

•                  enter into agreements limiting subsidiary distributions;

•                  enter into agreements limiting the ability to create liens;

•                  amend material agreements governing certain indebtedness; and

•                  change our lines of business.

        A breach of any of these covenants could result in an event of default under the 2007 Senior Credit Facility. Upon the occurrence of an event of default under the 2007 Senior Credit Facility, the lenders could elect to declare all amounts outstanding under such facility to be immediately due and payable and terminate all commitments to extend further credit, or seek amendments to our debt agreements that would provide for terms more favorable to such lenders and that we may have to accept under the circumstances. If we were unable to repay those amounts, the lenders under the 2007 Senior Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the 2007 Senior Credit Facility. If the lenders under the 2007 Senior Credit Facility accelerate the repayment of borrowings, we cannot be sure that we will have sufficient assets to repay the 2007 Senior Credit Facility.

If we fail to hire, train and retain qualified managers, sales associates and other employees our superior customer service could be compromised and we could lose sales to our competitors.

A key element of our competitive strategy is to provide product expertise to our customers through our extensively trained, commissioned sales associates. If we are unable to attract and retain qualified personnel and managers as needed in the future, including qualified sales personnel, our level of customer service may decline, which may decrease our net sales and profitability.

Our future growth and profitability will be dependent in part on the effectiveness and efficiency of our advertising expenditures.

Our advertising expenditures, which are the largest component of our sales and marketing expenses are expected to continue to increase for the foreseeable future. A significant portion of our advertising expenditures are made in the higher cost radio and television formats. We cannot assure you that our planned increases in advertising expenditures will result in increased customer traffic, sales, levels of brand name awareness or market share or that we will be able to manage such advertising expenditures on a cost-effective basis. Should we fail to realize the anticipated benefits of our advertising program, or should we fail to effectively manage advertising costs, this could have a material adverse effect on our growth prospects and profitability.

Our operating results are seasonal and subject to adverse weather and other circumstances, the occurrence of which during periods of expected higher sales may result in disproportionately reduced sales for the entire year.

We historically have experienced and expect to continue to experience seasonality in our net sales and net income. We generally have experienced more sales and a greater portion of income during the second and third quarters of our fiscal year due to a concentration of holidays such as Memorial Day, the Fourth of July and Labor Day occurring in the summer and a higher number of home sales occurring in autumn. Over the past five fiscal years, (i) the second fiscal quarter generated 25.9% of our net sales, (ii) the third fiscal quarter generated 26.3% of our net sales and (iii) the other fiscal quarters generated 47.8% of our net sales. We expect this seasonality to continue for the foreseeable future. Any decrease in our second or third quarter sales, whether because of adverse economic conditions, a slowdown in home sales, adverse weather conditions, timing of holidays within our quarters or other unfavorable circumstances, could have a disproportionately adverse effect on net sales and operating results for the entire fiscal year.

If we are unable to renew or replace our current store leases or if we are unable to enter into leases for additional stores on favorable terms, or if one or more of our current leases are terminated prior to expiration of their stated term and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.

We currently lease all but one of our store locations. Many of our current leases provide for our unilateral option to renew for several additional rental periods at specific rental rates. Our ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and our ability to negotiate favorable lease terms for additional store locations could depend on conditions in the real estate market, competition for desirable properties, our relationships with current and prospective landlords or on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.

Because our stores are generally concentrated in the Gulf Coast and Southeast regions of the United States, we are subject to regional risks.

We have a high concentration of stores in the Gulf Coast and Southeast regions. We therefore have exposure to these local economies as well as weather conditions and natural disasters occurring in these regions, including hurricanes, tornadoes and other natural disasters. If these markets individually or collectively suffer an economic downturn or other significant adverse event, there could be an adverse impact on our comparable-store sales, net sales and profitability and our ability to implement our planned expansion program. Any natural disaster or other serious disruption in these markets due to fire, tornado, hurricane or any other calamity could damage inventory and could result in decreased sales.

Our results may be adversely affected by fluctuations in raw material and energy costs.

Our results may be affected by the prices of the components and raw materials used in the manufacture of the mattress products and accessories we sell. These prices may fluctuate based on a number of factors beyond our control, including: oil prices, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and government regulation. In addition, energy costs have fluctuated dramatically in the past. These fluctuations may result in an increase in our transportation costs for distribution, utility costs for our retail stores and overall costs to purchase products from our vendors.

We may not be able to adjust the prices of our products, especially in the short-term, to recover these cost increases in raw materials and energy. A continual rise in raw material and energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our financial condition and results of operations.

We are subject to government regulation and audits from various taxing authorities, which could impose substantial costs on our operations or reduce our operational flexibility.

Our products and our marketing and advertising programs are and will continue to be subject to regulation in the U.S. by various federal, state and local regulatory authorities, including the Federal Trade Commission. Compliance with these regulations may have an adverse effect on our business. In addition, our operations are subject to federal, state and local consumer protection regulations and other laws relating specifically to the bedding industry. For example, U.S. Consumer Product Safety Commission has adopted rules relating to fire retardancy standards for the mattress and pillow industry. State and local bedding industry regulations vary among the states in which we operate but generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling, sales and resales and penalties for violations. We and/or our suppliers may be required to incur significant expense to the extent that these regulations change and require new and different compliance measures. For example, new legislation aimed at improving the fire retardancy of mattresses or regulating the handling of mattresses in connection with preventing or controlling the spread of bed bugs could be passed, which could result in product recalls or in a significant increase in the cost of operating our business. In addition, failure to comply with these various regulations may result in penalties, the inability to conduct business as previously conducted or at all, and/or adverse publicity, among other things.

We are also subject to Federal Trade Commission and state laws regarding the offering of franchises and their operations and management. State franchise laws may delay or prevent us from terminating a franchise or withholding consent to renew or transfer a franchise. We may, therefore, be required to retain an underperforming franchise and may be unable to replace the franchise, which could have an adverse effect on franchise revenues. Although we believe that we are in substantial compliance with these bedding industry and franchise regulations, we may be required in the future to incur expense and/or modify our operations in order to ensure such compliance.

We are also subject to audits from various taxing authorities. Currently, we are not under audit in any of the jurisdictions in which we operate. Changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could have an adverse effect on our business and results of our operations.

Our success is highly dependent on our ability to provide timely delivery to our customers, and any disruption in our delivery capabilities or our related planning and control processes may adversely affect our operating results.

An important part of our success is due to our ability to deliver mattresses and bedding-related products quickly to our customers. This in turn is due to our successful planning and distribution infrastructure, including merchandise ordering, transportation and receipt processing, and the ability of our suppliers to meet our distribution requirements. Our ability to maintain this success depends on the continued identification and implementation of improvements to our planning processes, distribution infrastructure and supply chain. We also need to ensure that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. The cost of these enhanced processes could be significant and any failure to maintain, grow or improve them could adversely affect our operating results. Our business could also be adversely affected if there are delays in product shipments to us due to freight difficulties, difficulties of our suppliers involving strikes or other difficulties at their principal transport providers or otherwise.

Our ability to control labor costs is limited, which may negatively affect our business.

Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates, the impact of legislation or regulations governing healthcare benefits or labor relations, such as the Employee Free Choice Act, and health and other insurance costs. If our labor and/or benefit costs increase, we may not be able to hire or maintain qualified personnel to the extent necessary to execute our competitive strategy, which could adversely affect our results of operations.

There can be no assurance that our warranty claims and comfort exchange return rates will remain within acceptable levels.

Under the terms of our supply agreements with some of our major suppliers of conventional mattress products, we currently are financially responsible for returns resulting from product defects. We also provide our customers with a 100-day comfort satisfaction guarantee whereby, within 100 days from the date of original purchase, if the new mattress is uncomfortable, we will exchange it for a mattress of equal or similar quality with no exchange fee, subject to standard transportation charges. Additionally, we provide our customers with a low price guarantee whereby if a customer finds the same or comparable sleep set for less than our displayed or advertised price within 100 days of purchase, we will beat our competitor’s price on such comparable sleep set by 10% and refund the customer the difference. While we establish reserves at the time of sale for these exposures, there can be no assurance that our reserves adequately reflect this enhancement and no assurance that warranty claims and comfort exchange return rates will remain within acceptable levels. An increase in warranty claims and comfort exchange return rates could have a material adverse effect on our business, financial condition and operating results.

If we determine that our goodwill or other acquired intangible assets are impaired, we may have to write off all or a portion of the impaired assets.

As of January 31, 2012, we had goodwill and intangible assets, net of accumulated amortization, of $291.1 million and $84.8 million, respectively. In fiscal 2007 and 2008, as a result of the global economic crisis, we incurred goodwill and intangible asset impairments of $43.6 million and $105.0 million, respectively, and we may incur goodwill and intangible asset impairments in the future. Additionally, we recognized a $0.5 million impairment of goodwill related to two markets in fiscal 2010. Management is required to exercise significant judgment in identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions. Current accounting guidance requires that we test our goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if warranted by the circumstances. Any changes in key assumptions about the business units and their prospects or changes in market conditions or other externalities could result in an impairment charge, and such a charge could have a material adverse effect on our business, results of operations and financial condition. In addition, as we test goodwill impairment at the reporting unit level, which is each Company-operated metropolitan market, we may be required to incur goodwill impairment charges based on adverse changes affecting a particular metropolitan market, regardless of our overall performance. Such impairment charges may have a material adverse effect on our results of operations.

Historically, we have experienced significant losses on store closings and impairment of store assets. There can be no guarantee that we will not experience similar or greater losses of this kind in the future due to general economic conditions, competitive or operating factors or other reasons, which may have a material adverse effect on our results of operations.

We experienced losses on store closings and impairment of store assets of $5.2 million, $2.5 million and $0.8 million in fiscal 2009, fiscal 2010 and fiscal 2011, respectively. These amounts include a non-cash impairment charge for long-lived assets to reduce the carrying value to estimated fair value based on our periodic assessment of whether projected future cash flows of individual stores are sufficient to recover the carrying value of the related assets. This non-cash impairment charge for long-lived assets consists primarily of store leasehold costs and related equipment and was in the amounts of $2.3 million, $1.7 million and $0.1 million during fiscal 2009, fiscal 2010 and fiscal 2011, respectively. If we are forced to close stores in the future due to general economic conditions, competitive or operating factors or other reasons, the related losses may have a material adverse effect on our results of operations. In addition, if we are unsuccessful in our expansion strategy and are required to close a large number of stores, the risk of incurring losses on store closings may increase.

We are a holding company with no business operations of our own and depend on cash flow from our subsidiaries to meet our obligations.

We are a holding company with no business operations of our own or material assets other than the stock of our subsidiaries. Accordingly, all of our operations are conducted by our subsidiaries. As a holding company, we require dividends and other payments from our subsidiaries to meet cash requirements. The terms of our credit facility restrict our subsidiaries from paying dividends and otherwise transferring cash or other assets to us. We currently have no obligations that require cash funding from our subsidiaries. If there is an insolvency, liquidation or other reorganization of any of our subsidiaries, our stockholders likely will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before we, as an equityholder, would be entitled to receive any distribution from that sale or disposal. If our subsidiaries are unable to pay us dividends or make other payments to us when needed, we will be unable to pay dividends or satisfy our obligations.

Product safety issues, including product recalls, could harm our reputation, divert resources, reduce sales and increase costs.

The products we sell in our stores are subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities. Such products could be subject to recalls and other actions by these authorities. Product safety concerns may require us to voluntarily remove selected products from our stores. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, which could have a material adverse effect on our financial condition.

Our business exposes us to personal injury and product liability claims, which could result in adverse publicity and harm to our brands and our results of operations.

We are from time to time subject to claims due to the injury of an individual in our stores or on our property. In addition, we may be subject to product liability claims for the products that we sell. Subject to certain exceptions, our purchase orders generally require the manufacturer to indemnify us against any product liability claims; however, if the manufacturer does not have insurance or becomes insolvent, there is a risk we would not be indemnified. Any personal injury or product liability claim made against us, whether or not it has merit, could be time consuming and costly to defend, resulting in adverse publicity, or damage to our reputation, and have an adverse effect on our results of operations. In addition, any negative publicity involving our vendors, employees and other parties who are not within our control could negatively impact us.

Our business operations could be disrupted if our information technology systems fail to perform adequately or we are unable to protect the integrity and security of our customers’ information.

We depend largely upon our information technology systems in the conduct of all aspects of our operations. If our information technology systems fail to perform as anticipated, we could experience difficulties in virtually any area of our operations, including but not limited to replenishing inventories or in delivering our products to store locations in response to consumer demands. In addition, we are in the process of replacing our enterprise resource planning, or “ERP,” system with the objective of commencing pilot market testing during fiscal 2012. We may experience difficulties in transitioning to new or upgraded systems, including loss of data and decreases in productivity as our personnel become familiar with new systems. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our information systems to respond to changes in our business needs, our ability to run our business could be adversely affected. It is also possible that our competitors could develop better platforms than ours, which could negatively impact our internet sales. Any of these or other systems-related problems could, in turn, adversely affect our sales and profitability.

In addition, in the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and suppliers, and we process customer payment card and check information, including via our internet platform. Computer hackers may attempt to penetrate our computer system and, if successful, misappropriate personal information, payment card or check information or confidential Company business information. In addition, a Company employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Any failure to maintain the security of our customers’ confidential information, or data belonging to us or our suppliers, could put us at a competitive disadvantage, result in deterioration in our customers’ confidence in us, subject us to potential litigation and liability, and fines and penalties, resulting in a possible material adverse impact on our business, results of operations, cash flows and financial performance.

A portion of our income is generated from our franchisees and our income could decrease if our franchisees do not conduct their operations profitably.

As of January 31, 2012, approximately 15% of our stores were operated by franchisees. During fiscal 2009, fiscal 2010 and fiscal 2011, we derived $2.1 million, $3.2 million and $4.7 million, respectively, from franchise fees and royalties. Franchisees are independent contractors and are not our employees. We provide training and support to franchisees, but the quality of franchised store operations may be diminished by any number of factors beyond our control. The closing of franchised stores, the failure of franchisees to comply with our standard operating procedures and effectively run their operations or the failure of franchisees to hire and adequately train qualified managers and other personnel could adversely affect our image and reputation, and the image and reputation of other franchisees, and could reduce the amount of our revenues and our franchise revenues, which could result in lower franchise fees and royalties to us. These factors could have a material adverse effect on our financial condition and results of operations. In addition, litigation with franchisees that may arise from time to time could be costly and the outcome thereof would be difficult to predict.

We may be unable to audit or otherwise independently monitor the results of our franchisees, which could adversely affect our results of operations.

Franchisees pay us franchise fees and royalties as a percentage of their gross revenues. Although the agreements with our franchisees give us the right to audit their books and records, we may not be able to audit or otherwise readily and independently monitor franchisee performance on a regular basis or at all. As a result, we may experience delays or failures in discovering and/or recouping underpayments. In addition, to the extent that we rely on the integrity of the financial and other information from our franchisees, we may experience difficulties with respect to internal control, measurement and reporting of our franchise fee and royalty receipts and receivables.

The existence of franchisees in some of our markets may restrict our ability to grow in those markets through acquisitions or organically.

We enter into franchise agreements with our franchisees which, among other things, limit our ability to compete with the franchisees in the markets in which they operate. If we determine at some point in the future that we would like to grow in those markets through acquisitions or organically, our ability to do so may be substantially restricted under the franchise agreements.

Item 1B.     Unresolved Staff Comments

                None.

Item 2.    Properties

Our corporate headquarters are located in Houston, Texas and adjoin one of our Mattress Firm SuperCenter stores. We lease all but one of our company-operated stores, which are located in 22 states, including Texas, Florida, Georgia, North Carolina and Virginia. Initial lease terms are generally for five to ten years, and most leases contain multiple five-year renewal options and rent escalation provisions. We have historically been able to renew or extend leases for our company-operated stores. Our franchisees also lease their own space.

We also lease all the distribution centers that serve our company-operated stores, generally subject to five-year leases, most of which contain renewal options ranging from two to ten years. As we expand our operations, we may need to find additional distribution center locations. We believe that we would not have any difficulty replacing these facilities if we were required to do so. The following table illustrates the locations of the 33 distribution centers that currently serve our company-operated stores, the lease termination date (assuming no exercise of renewal options, if any) and square footage:

Location	Lease Termination Date*	Square Footage
Austin, Texas	3/31/2016	32,000
Birmingham, Alabama	7/31/2016	21,646
Charlotte, North Carolina	7/31/2013	17,600
Chattanooga, Tennessee	6/30/2015	12,000
Cincinnati, Ohio	2/28/2017	36,800
Columbia, South Carolina	9/30/2016	11,050
Columbus , Ohio	8/31/2015	13,150
Dallas, Texas	6/30/2013	58,290	(1)
Dania Beach, Florida	5/31/2013	31,200
Eagan, Minnesota	7/31/2013	32,896
Earth City, Missouri	8/31/2015	30,000
Fishers, Indiana	10/31/2018	32,800
Ft. Myers, Florida	9/30/2016	15,356
Greenville, South Carolina	12/31/2012	10,000
Houston, Texas	1/31/2015	55,381
Jacksonville, Florida	10/31/2016	27,769
Las Vegas, Nevada	4/30/2013	26,720	(1)
Lenexa, Kansas	11/30/2015	27,000
Mebane, North Carolina	6/30/2020	37,500
Memphis, Tennessee	8/31/2016	23,500
N. Charleston, South Carolina	12/31/2016	10,000
Nashville, Tennessee	7/31/2015	15,396
Normal, Illinois	1/31/2015	15,000
Oklahoma City, Oklahoma	12/31/2014	12,000
Orlando, Florida	6/30/2012	22,075
Phoenix, Arizona	8/31/2014	29,672	(1)
Roswell, Georgia	7/31/2016	72,707
Salt Lake City, Utah	6/30/2019	30,857
San Antonio, Texas	7/31/2015	32,000
St. Petersburg, Florida	3/31/2014	34,500	(1)
St. Rose, Louisiana	8/31/2016	18,352
Tucson, Arizona	11/30/2021	24,997	(1)
Virginia Beach, Virginia	12/31/2015	34,693	(1)

* Does not give effect to lease renewal options.

(1) This facility includes both a distribution center and a retail store.

Item 3.    Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We believe that we are not a party to any legal proceedings which, if determined adversely to us, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

In April 2010, a former employee of the Company filed a claim on behalf of himself and others similarly situated alleging that the Company failed to pay him overtime compensation in violation of the Fair Labor Standards Act. The case was filed as Civil Action No. 3:10-CV-294-J-32JRK in the United States District Court, Middle District of Florida, Jacksonville Division. On May 26, 2011, following a court-ordered mediation, the parties reached final settlement whereby the Company agreed, without admitting any of the allegations, to make a payment of $1.6 million into a claims-made reversionary fund covering claims by employees that had been identified as potentially entitled to receive damages. The settlement is contingent upon court approval. Pursuant to the settlement, the Company made the $1.6 million payment on August 9, 2011 into a claims made reversionary fund and accrued a liability for this matter as of February 1, 2011, with a corresponding charge to sales and marketing expense. The Company does not believe that the ultimate resolution of this matter will result in additional charges in excess of the amounts already accrued.

Item 4.    Mine Safety Disclosures

Not applicable.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information About Our Common Stock

Our common stock began trading on the NASDAQ Global Select Market under the symbol “MFRM” on November 18, 2011. The following table sets forth, for the period indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market:

	High	Low
Fourth quarter fiscal 2011 (from November 18, 2011 through January 31, 2012)	$33.03	$21.59

Stockholders

On April 17, 2012, the closing price reported on the NASDAQ Global Select Market of our common stock was $46.01 per share. As of April 17, 2012, we had approximately 14 holders of record of our common stock.

Dividends

As a holding company, the ability of Mattress Firm Holding Corp. to pay dividends is limited by restrictions on distributions that can be made to it by its subsidiaries.  The 2007 Senior Credit Facility imposes restrictions on Mattress Holding with respect to the payment of dividends to Mattress Firm Holding Corp.

Use of Proceeds from Initial Public Offering

On November 23, 2011, the Company completed the initial public offering of shares of its common stock pursuant to a registration statement on Form S-1, as amended (Registration No. 333-174830), which was declared effective on November 17, 2011. Under the registration statement, the Company registered the offering and sale of an aggregate of 6,388,888 shares of common stock (including shares issued pursuant to the underwriters’ option to purchase additional shares) at a public offering price of $19.00 per share, as presented below:

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

The Company raised a total of $121.4 million in gross proceeds in the initial public offering, or approximately $110.4 million in net proceeds after deducting underwriting discounts and commissions of $8.5 million and $2.5 million of offering-related expenses.

On November 23, 2011, the Company used a portion of the net proceeds from the initial public offering as follows: (i) $88.8 million of such net proceeds to repay in full all amounts outstanding under the loan facility between Mattress Intermediate Holdings, Inc., the Company’s direct subsidiary, and a group of lenders maturing in January 2015 and the related accrued interest (“2009 Loan Facility”); (ii) $4.6 million of such net proceeds to repay in full the Company’s 12% payment-in-kind investor notes that did not convert into shares of the Company’s common stock upon the completion of the initial public offering; and (iii) $1.6 million of such net proceeds to pay accrued management fees and interest thereon and a related termination fee to J.W. Childs Associates, L.P. in connection with the termination of the management agreement between J.W. Childs Associates, L.P. and the Company that became effective with the completion of the initial public offering.

The remainder of the net proceeds, after payment of other estimated costs associated with the initial public offering, in the amount of $15.5 million, was retained for working capital and general corporate purposes.

Recent Sales of Unregistered Securities

On July 19, 2011, we issued and sold $40.2 million aggregate principal amount of 12% convertible notes due July 18, 2016 in a private placement to six accredited investors. These unregistered securities were issued in reliance on the exemption afforded by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of January 31, 2012 regarding the Company’s equity compensation plans. The only plan pursuant to which the Company may grant equity-based awards is the Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan (the “Omnibus Plan”), which was approved by the Board of Directors and the Company’s shareholders on November 3, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by holders	1,223,874	19.00	2,982,126
Equity compensation plans not approved by holders	—	—	—
Total	1,223,874	19.00	2,982,126

Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between November 18, 2011 (our first trading day on the NASDAQ Global Select Market) and January 31, 2012 to (i) the cumulative total return of companies listed on the NASDAQ Global Select Market and (ii) the cumulative total return of a peer group selected by the Company. This graph assumes an initial investment of $100 on November 18, 2011, in our common stock, the market index and the peer group and assumes the reinvestment of dividends, if any. The graph also assumes that the price of our common stock on November 18, 2011 was equal to the closing price of $22.00. The historical information set forth below is not necessarily indicative of future price performance.

Company Name/Index	11/18/11	11/29/11	01/03/12	01/31/12
Mattress Firm Holding Corp.	100.00	98.14	112.50	150.14
Nasdaq Global Select Market	100.00	97.81	102.99	109.36
Peer Group	100.00	96.13	98.53	106.78

*Peer Group Companies

Select Comfort Corporation

Sealy Corporation

Tempur-Pedic International, Inc.

Bed, Bath & Beyond, Inc.

Dick’s Sporting Goods, Inc.

Lumber Liquidators Holdings, Inc.

PetSmart, Inc.

Teavana Holdings, Inc.

Ulta Salon, Cosmetics & Fragrance, Inc.

Vitamin Shoppe, Inc.

Williams-Sonoma, Inc.

Item 6.    Selected Financial Data

The following table sets forth a summary of our selected consolidated financial data for the past five years. The selected historical financial data has been derived from our audited consolidated financial statements.  The selected consolidated financial data set forth below are not necessarily indicative of future results of future operations and should be read in conjunction with the discussion under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10-K.

Our fiscal year consists of 52 or 53 weeks, ending on the Tuesday nearest to January 31. Each fiscal year is described by the period of the year that comprises the majority of the fiscal year period. For example, the fiscal year ended January 31, 2012 is described as “fiscal 2011.” All fiscal years presented include 52 weeks of operations, except fiscal 2008, which includes 53 weeks.

	Fiscal Year
	2007	2008	2009	2010	2011
	(in thousands, except share and per share data and store units, unless otherwise indicated)
Net sales	$458,171	$433,258	$432,250	$494,115	$703,910
Cost of sales	270,422	287,744	280,506	313,962	428,018
Gross profit from retail operations	187,749	145,514	151,744	180,153	275,892
Franchise fees and royalty income	2,007	2,053	2,100	3,195	4,697
	189,756	147,567	153,844	183,348	280,589
Sales and marketing expenses	118,393	94,050	95,305	113,963	167,605
General and administrative expenses	38,305	33,781	32,336	34,111	51,684
Goodwill impairment charge	43,611	100,332	—	536	—
Intangible asset impairment charge	—	4,700	—	—	—
Loss on store closings and impairment of store assets(1)	1,163	7,419	5,179	2,486	759
Total operating expenses	201,472	240,282	132,820	151,096	220,048
Income (loss) from operations	(11,716)	(92,715)	21,024	32,252	60,541
Interest income	(7)	(9)	(12)	(6)	(9)
Interest expense(2)	30,565	28,342	27,126	31,063	29,310
Loss (gain) from debt extinguishment(3)	—	—	(2,822)	—	5,704
	30,558	28,333	24,292	31,057	35,005
Income (loss) before income taxes	(42,274)	(121,048)	(3,268)	1,195	25,536
Income tax expense (benefit)	(665)	3,806	1,405	846	(8,815)
Net income (loss)	$(41,609)	$(124,854)	$(4,673)	$349	$34,351

Per Share Data:
Basic and diluted net income (loss) per common share(4)	$(1.86)	$(5.57)	$(0.21)	$0.02	$1.40
Basic and diluted weighted average shares outstanding(4)	22,399,952	22,399,952	22,399,952	22,399,952	24,586,274

Other Financial Date:
EBITDA(5)	$784	$(75,629)	$41,275	$49,027	$74,005
Adjusted EBITDA(6)	$53,228	$40,168	$46,323	$57,095	$87,487
Adjusted EBITDA, percentage of net sales	11.6%	9.3%	10.7%	11.6%	12.4%
Capital expenditures	$26,665	$23,888	$10,863	$27,330	$34,356
Depreciation and amortization	$12,126	$16,209	$16,286	$15,448	$17,450

Operational Data(7):
Comparable-stores sales growth (decline)(8)	0.3%	(23.7)%	(4.3)%	6.3%	20.5%
Stores open at period-end	406	464	487	592	729
Average net sales per store unit(9)	$1,385	$1,018	$926	$962	$1,107

Balance Sheet Data:
Working capital	$(28,312)	$(18,724)	$(8,459)	$(7,696)	$49,258
Total assets	$593,289	$478,000	$465,252	$513,633	$613,481
Total debt	$350,780	$367,101	$369,323	$398,703	$228,354
Stockholders’ equity (deficit)	$112,474	$(11,081)	$(15,516)	$(15,682)	$224,259

(1)                                 Includes a non-cash impairment charge for long-lived assets, consisting primarily of store leasehold costs and related equipment, to reduce the carrying value to estimated fair value, based on our periodic assessment of whether projected future cash flows of individual stores are sufficient to recover the carrying value of the related assets, in the amounts of $0.5 million, $6.3 million, $2.3 million, $1.7 million and $0.1 million during fiscal 2007, fiscal 2008, fiscal 2009, fiscal 2010 and fiscal 2011, respectively.

(2)                                 Interest expense includes interest that was accrued and paid in kind by adding the interest to the outstanding balance of debt related to our 2009 Loan Facility, Convertible Notes and PIK Notes in the amounts of $0.3 million, $2.5 million, $17.7 million, $23.2 million and $20.6 million during fiscal 2007, fiscal 2008, fiscal 2009, fiscal 2010 and fiscal 2011, respectively.

(3)                                 During fiscal 2009, a gain from debt extinguishment was recognized in connection with the amendment and restatement of the 2009 Loan Facility. The extinguishment resulted in a $5.8 million downward adjustment of the loan carrying value to its fair value, which was partially offset by the write-off of $3.0 million of unamortized deferred loan fees. During fiscal 2011, a loss from debt extinguishment in the total amount of $5.7 million was recognized, consisting of $1.9 million in connection with the $40.2 million prepayment of the 2009 Loan Facility in July 2011, and $3.8 million in connection with (1) the repayment in full of the 2009 Loan Facility, (2) the repayment of a portion of the outstanding balance of PIK Notes and the conversion of the remaining outstanding balance of PIK Notes not repaid into shares of our common stock and (3) the conversion of the outstanding balance of Convertible Notes into shares of our common stock in connection with the initial public offering in November 2011.

(4)                                 Gives effect to a 227,058-for-one stock split effected on November 3, 2011 resulting in 22,399,952 shares of common stock outstanding immediately prior to the consummation of this offering, and the issuance of (1) 6,388,888 shares of the Company’s common stock as part of the initial public offering, (2) 2,205,953 additional shares upon the conversion of the Convertible Notes in connection with the initial public offering and (3) 2,774,035 additional shares upon the conversion of the PIK Notes in connection with the initial public offering, in each case at a price or conversion rate equal to the initial public offering price of $19.00 per share.

(5)                                 EBITDA represents net income before income tax expense, interest income, interest expense, depreciation and amortization. We have presented EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Management uses EBITDA as a measurement tool for evaluating our actual operating performance compared to budget and prior periods. Other companies in our industry may calculate EBITDA differently than we do. EBITDA is not a measure of performance under U.S. GAAP, and should not be considered as a substitute for net income prepared in accordance with U.S. GAAP. EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•                 EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•                 EBITDA does not reflect interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•                 EBITDA does not reflect tax expense or the cash requirements necessary to pay for tax obligations; and

•                 Although depreciation and amortization are non-cash charges, the asset being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements.

We compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA only as a supplemental measure.

(6)                                 Adjusted EBITDA is defined as EBITDA, without giving effect to non-cash goodwill and intangible asset impairment charges, gains or losses on store closings and impairment of store assets, gains or losses related to the early extinguishment of debt, financial sponsor fees and expenses, non-cash charges related to stock-based awards and other items that are excluded by management in reviewing the results of operations. We have presented Adjusted EBITDA because we believe that the exclusion of these items is appropriate to provide additional information to investors about our ongoing operating performance excluding certain non-cash and other items and to provide additional information with respect to our ability to comply with various covenants in documents governing our indebtedness and as a means to evaluate our period-to-period results. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. We have provided this information to analysts, investors and other third parties to enable them to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of our ongoing operations. The Compensation Committee uses

Adjusted EBITDA as a performance measure under our short-term incentive programs for our executive officers. In addition, our compliance with certain covenants under our 2007 Senior Credit Facility that are calculated based on similar measures, which differ from Adjusted EBITDA primarily by the inclusion of pro forma results for acquired businesses in those similar measures. Other companies in our industry may calculate Adjusted EBITDA differently than we do. Adjusted EBITDA is not a measure of performance under U.S. GAAP and should not be considered as a substitute for net income prepared in accordance with U.S. GAAP. Adjusted EBITDA has similar limitations as an analytical tool to those set forth in note (5) related to the use of EBITDA, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the additional limitations to the use of Adjusted EBITDA are:

•                 Adjusted EBITDA does not reflect the cash requirements of closing underperforming stores;

•                 Adjusted EBITDA does not reflect costs related to management services provided by J.W. Childs; and

•                 Adjusted EBITDA does not reflect certain other costs that may recur in future periods.

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplemental measure. The following table contains a reconciliation of our net income (loss) determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA for the periods indicated:

	Fiscal Year
	2007	2008	2009	2010	2011
	(in thousands)
Net income (loss)	$(41,609)	$(124,854)	$(4,673)	$349	$34,351
Income tax (benefit) expense	(665)	3,806	1,405	846	(8,815)
Interest income	(7)	(9)	(12)	(6)	(9)
Interest expense	30,565	28,342	27,126	31,063	29,310
Depreciation and amortization	12,126	16,209	16,286	15,448	17,450
Intangible assets and other amortization	374	877	1,143	1,327	1,718
EBITDA	784	(75,629)	41,275	49,027	74,005
Goodwill impairment charge	43,611	100,332	—	536	—
Intangible asset impairment charge	—	4,700	—	—	—
Loss on store closings and impairment of store assets	1,163	7,419	5,179	2,486	759
Loss (gain) from debt extinguishment	—	—	(2,822)	—	5,704
Financial sponsor fees and expenses	454	490	395	407	644
Stock-based compensation	1,068	1,299	84	(515)	523
Vendor new store funds(a)	332	681	(87)	1,540	3,169
Acquisition related expenses(b)	5,222	138	2	453	886
Other(c)	594	738	2,297	3,161	1,797
Adjusted EBITDA	$53,228	$40,168	$46,323	$57,095	$87,487

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

(c)                                 Consists of various items that management excludes in reviewing the results of operations, including $1.6 million in fiscal 2010 for the estimated costs of a May 26, 2011 settlement of a lawsuit involving alleged violations of the Fair Labor Standards Act brought in April 2010 by a former employee.

(7)                                Operational data relates to company-operated stores only.

(8)                                Comparable-store sales is a measure commonly used in the retail industry, which indicates store performance by measuring the growth in revenue for certain stores for a particular period over the corresponding period in the prior year. New stores are included in the comparable-store sales calculation beginning in the thirteenth full month of operation. Acquired stores are included in the comparable-store sales calculation beginning in the first month following the one-year anniversary date of the acquisition. The comparable-store sales calculation includes sales related to our e-commerce and other comparable sales channels. New stores that are relocated within a two mile radius of a closed store are included in the comparable-store sales calculation beginning with the first full month of operations by measuring the growth in revenue against the prior year sales of the closed store. Stores that are closed, other than relocated stores, are removed from the comparable-store sales calculation in the month of closing. Comparable-store sales during fiscal years that are comprised of 53 weeks exclude sales for the fifty-third week of the year. The method of calculating comparable-store sales varies across the retail industry and our method may not be the same as other retailers’ methods.

(9)                                Calculated using net sales for stores open at both the beginning and the end of the period, excluding temporary “pop-up” stores and sales generated from website. Prior year sales per store have been recast for excluded sales to be consistent with current year presentation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited condensed consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The discussion in this section contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report for a discussion of important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein.

Executive Summary

We operate in the U.S. mattress retail market, in which net sales amounted to $11.6 billion in calendar year 2010, the most recent year for which industry retail sales data has been published. The market is highly fragmented, with no single retailer holding more than a 7% market share and the top eight participants accounting for approximately one quarter of the total market. According to Furniture Today, mattress specialty retailers have a market share in excess of 40%, which represents the largest share of the market, having more than doubled their share over the past 15 years.

On November 23, 2011, we completed the initial public offering of shares of our common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-174830), which was declared effective on November 17, 2011. Under the registration statement, we registered the offering and sale of up to an aggregate of 6,388,888 shares of common stock (including shares issued pursuant to the underwriters’ option to purchase additional shares) at a public offering price of $19.00 per share.

Net sales in fiscal 2011 improved $209.8 million from the comparable prior year levels as a result of a gradually improving national economy and consumer confidence and our growth through the addition of new and acquired store units. We believe that our net sales growth is outpacing our competitors in most of the markets in which we operate and is resulting in increased market share. Net income and other profitability measures improved during fiscal 2011. The improvements resulted from the net sales growth and our ability to gain leverage on certain costs through increasing sales per store, which was partially offset by increases in spending in certain expense categories during the period. Such expenses included advertising and general and administrative expenses. Key results for fiscal 2011 include:

•                  Net income increased $34.1 million to $34.4 million for fiscal 2011 compared to $0.3 million for fiscal 2010.  Net income for fiscal 2011 included a pre-tax loss on debt extinguishment of $5.7 million and deferred tax benefit from the reduction in the valuation allowance for deferred tax assets of $20.1 million.

•                  Income from operations increased $28.3 million to $60.5 million for fiscal 2011 compared to $32.3 million for fiscal 2010.

•                  Adjusted EBITDA increased $30.4 million to $87.5 million for fiscal 2011 compared with $57.1 million for fiscal 2010. Adjusted EBITDA as a percentage of sales increased to 12.4% during fiscal 2011 compared with 11.6% for fiscal 2010 (Adjusted EBITDA is not a performance measure under U.S. GAAP. See “Item 6. Selected Financial Data” above for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income).

•                  Net sales increased $209.8 million, or 42.5%, to $703.9 million for fiscal 2011, compared to $494.1 million for fiscal 2010. Comparable-store sales increased 20.5% during fiscal 2011.

The components of the net sales were as follows (amounts in millions):

	Increase (decrease) in net sales
	Fiscal	Fiscal
	2010	2011
Comparable-store sales	$26.1	$99.0
New stores	36.3	83.4
Acquired stores	5.4	33.0
Closed stores	(5.9)	(5.6)
	$61.9	$209.8

The components of net sales by major category of product and services were as follows (amounts in millions):

	Fiscal	% of	Fiscal	% of	Fiscal	% of
	2009	Total	2010	Total	2011	Total
Conventional mattresses	$258.1	59.7%	$288.0	58.3%	$344.6	49.0%
Specialty mattresses	134.8	31.2%	160.3	32.4%	297.8	42.3%
Furniture and accessories	29.3	6.8%	33.9	6.9%	46.7	6.6%
Total product sales	422.2	97.7%	482.2	97.6%	689.1	97.9%
Delivery service revenues	10.1	2.3%	11.9	2.4%	14.8	2.1%
Total net sales	$432.3	100.0%	$494.1	100.0%	$703.9	100.0%

•                  We opened 106 new stores and acquired 55 stores during fiscal 2011. We opened 86 new stores and acquired 33 stores during fiscal 2010. New and acquired stores, net of stores closed, added $35.8 million and $110.8 million in net sales during fiscal 2010 and fiscal 2011, respectively. The activity with respect to the number of company-operated store units was as follows:

	Fiscal	Fiscal	Fiscal
	2009	2010	2011
Store units, beginning of period	464	487	592
New stores	37	86	106
Acquired stores	—	33	55
Closed stores	(14)	(14)	(24)
Store units, end of period	487	592	729

•                  Operating cash flows were $42.4 million and $81.7 million during fiscal 2010 and fiscal 2011, respectively, which were the primary funding source for capital expenditures and the cash requirements for acquisitions.

•                  There were no outstanding borrowings at January 31, 2012 or at any time during fiscal 2011, and total borrowing capacity of $24.0 million, under the revolving credit line portion of our 2007 Senior Credit Facility.

In connection with our long-term growth plans, we commenced an initiative to review, select and implement an ERP system to replace our current systems with the objective of commencing pilot market testing during fiscal 2012. Our current ERP systems have sufficient capacity and functionality to allow us to achieve our growth plan objectives in the near-term. See “Item 1A.  Risk Factors—Our business operations could be disrupted if our information technology systems fail to perform adequately or we are unable to protect the integrity and security of our customers’ information” for additional information relating to some important risks relating to our information technology.

Going forward, we believe that the U.S. mattress retail market will benefit from the pent-up demand for mattresses and related products that has developed in recent years as consumers delayed purchases of big-ticket home furnishings, including mattresses, in response to the downturn in the national economy. We believe that this pent-up demand will result in sales growth for the Company as the national economy and consumer confidence continue to improve. We expect to continue the expansion of our company-operated store base through new store openings in existing markets to increase our market share and new store openings in new markets to provide a platform for future growth. We plan to open 100 new company-operated stores in fiscal 2012. In addition, we intend to evaluate strategically valuable acquisition opportunities in existing and new markets that may arise from time to time.

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

On April 9, 2012, we entered into a purchase agreement for all of the equity interests of Mattress Giant Holding Corporation (“Mattress Giant”) for approximately $47 million in cash, subject to customary purchase-price adjustments.  We expect that the transaction, which remains subject to customary closing conditions, will be completed during the second fiscal quarter ending July 31, 2012.  We expect to fund the majority of the purchase price from cash reserves. Prior to this transaction, we acquired 55 stores from Mattress Giant in the Atlanta, St. Louis and Minneapolis markets in November 2011, and have substantially completed the integration of those stores.  Upon closing of the pending acquisition, we expect to operate approximately 180 additional Mattress Giant specialty retail stores in Texas and Florida, which represent the two largest states in which Mattress Firm currently operates.  The stores are located in seven metropolitan markets including Miami, Naples/Ft. Myers, Orlando, Tampa and Jacksonville in Florida and Houston and Dallas in Texas, all representing markets where we currently operates a total of 240 stores.

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

Gross profit from retail operations is net sales minus cost of sales.

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

•                  Management fees;

•                  Insurance; and

•                  Other overhead costs.

Goodwill impairment charge consists of a non-cash impairment charge of $0.5 million attributable to the impairment of our goodwill in fiscal 2010.

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

Income (loss) from operations consists of gross profit from retail operations plus franchise fees and royalty income, minus the sum of sales and marketing expenses, general and administrative expenses, goodwill and intangible asset impairment charges, and loss (gain) on store closings and impairment of store assets.

Total other expense includes interest income, interest expense and gain (loss) on early debt extinguishments. Interest expense includes interest on outstanding debt, amortization of debt discounts and amortization of financing costs.

Results of Operations

The following table presents our consolidated historical financial operating data  expressed as a percentage of net revenues for each period indicated. Our fiscal year consists of 52 or 53 weeks, ending on the Tuesday nearest to January 31, divided into twelve fiscal periods of four or five weeks each. Each fiscal year is described by the period of the calendar year that comprises the majority of the fiscal year period. The fiscal year ended January 31, 2012 is described as “fiscal 2011,” the fiscal year ended February 1, 2011 is described as “fiscal 2010” and the fiscal year ended February 2, 2010 is described as “fiscal 2009.” All fiscal years presented include 52 weeks of operations. Certain percentages presented are calculated using actual results prior to rounding. The historical results are not necessarily indicative of results to be expected for any future period.

	Fiscal	Fiscal	Fiscal
	2009	2010	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.9%	63.5%	60.8%
Gross profit from retail operations	35.1%	36.5%	39.2%
Franchise fees and royalty income	0.5%	0.6%	0.7%
Sales and marketing expenses	22.0%	23.1%	23.8%
General and administrative expenses	7.5%	6.9%	7.3%
Goodwill impairment charge	0.0%	0.1%	0.0%
Loss on store closings and impairment of store assets	1.2%	0.5%	0.1%
Income from operations	4.9%	6.5%	8.6%
Other expense, net	5.6%	6.3%	5.0%
Income (loss) before income taxes	(0.8)%	0.2%	3.6%
Income tax expense (benefit)	0.3%	0.2%	(1.3)%
Net income (loss)	(1.1)%	0.1%	4.9%

Fiscal 2011 Compared to Fiscal 2010

Net sales. Net sales increased $209.8 million, or 42.5%, to $703.9 million for fiscal 2011, compared to $494.1 million for 2010. The components of the net sales increase in fiscal 2011 were as follows (in millions):

Increase
(decrease)
in net sales
Comparable-store sales	$99.0
New stores	83.4
Acquired stores	33.0
Closed stores	(5.6)
$209.8

The increase in comparable-store net sales represents a 20.5% comparable-store sales growth, which was primarily the result of an increase in the number of customer transactions. The increase in our net sales from new stores was the result of 106 new stores opened at various times throughout fiscal 2011 compared to 86 stores opened in fiscal 2010, prior to their inclusion in comparable-store sales results in fiscal 2011 beginning with the thirteenth full month of operations. The increase in net sales for acquired stores was the result of the acquisition of 55 stores in November 2011 and to 33 stores acquired in fiscal 2010 from two separate acquisitions in October 2010 and December 2010, prior to their inclusion in comparable-store sales results in fiscal 2011 beginning with the first full month after the one-year anniversaries of the acquisitions. We closed 24 stores in fiscal 2011 and 14 stores in fiscal 2010 and the reduction in sales during fiscal 2011 from these closings totaled $5.6 million. We operated 729 stores at the end of fiscal 2011, compared with 592 stores at the end of fiscal 2010.

Cost of sales.  Cost of sales increased $114.0 million, or 36.3%, to $428.0 million for fiscal 2011, compared to $314.0 million for fiscal 2010. The major components of the increase in cost of sales are explained below. Cost of sales as a percentage of net sales decreased to 60.8% for fiscal 2011, compared to 63.5% for fiscal 2010.

Product costs increased $87.5 million, or 47.6%, to $271.4 million for fiscal 2011, compared with $183.9 million for fiscal 2010. Product costs as a percentage of net sales increased to 38.6% for fiscal 2011, as compared to 37.2% for fiscal 2010. The increase in the amount of product costs for fiscal 2011 is the result of the corresponding increase in net sales. The increase of this expense as a percentage of net sales for fiscal 2011 is primarily the result of an increase in the mix of products with higher product costs. Product costs as a percentage of net sales are affected by several factors, including the mix of the products we sell, the terms of our vendor agreements and the competitive environment in which we operate. The combination of these effects may result in product costs as a percentage of net sales in future periods that are higher or lower than our recent results.

Store and warehouse occupancy costs, consisting primarily of lease-related costs of rented facilities, increased $13.7 million, or 17.4%, to $92.6 million for fiscal 2011, compared to $78.9 million for fiscal 2010. Store and warehouse occupancy costs as a percentage of net sales decreased to 13.2% for fiscal 2011, as compared to 16.0% for fiscal 2010. The increase in the amount of expense during fiscal 2011 is mainly attributable to the increase in the number of stores we operated. The reduction of expense as a percentage of net sales was primarily attributable to comparable-store sales growth in fiscal 2011 as compared with the prior year.

Depreciation expense of leasehold improvements and other fixed assets used in store and warehouse operations increased $2.6 million, or 20.1%, to $15.7 million for fiscal 2011, compared with $13.1 million for fiscal 2010. The increase in depreciation expense was primarily attributable to the increase in the number of stores we operated during fiscal 2011 as compared with the prior year.

Other cost of sales increased $10.2 million during fiscal 2011 compared with the prior year primarily as a result of the increase in net sales and in the number of stores we operated during fiscal 2011.

Gross profit from retail operations.  As a result of the foregoing, gross profit from retail operations increased $95.7 million, or 53.1%, to $275.9 million for fiscal 2011, as compared with $180.2 million for fiscal 2010. Gross profit from retail operations as a percentage of net sales increased to 39.2% for fiscal 2011, as compared to 36.5% for fiscal 2010.

Franchise fees and royalty income.  Franchise fees and royalty income is comprised of initial fees earned upon the opening of each new franchisee store and ongoing royalty income that is earned on a percentage of franchisee net sales. Franchise fees and royalty income increased $1.5 million, or 47.0%, to $4.7 million for fiscal 2011, compared with $3.2 million for fiscal 2010. The increase in income was comprised of a $0.2 million increase in initial fees, which was attributable to an increase in the number of new franchisee stores opened during fiscal 2011 as compared with fiscal 2010, and a $1.3 million increase in royalty income, which was mainly attributable to an increase in net sales per store and total sales results for franchisee stores as compared with fiscal 2010.

Sales and marketing expenses.  Sales and marketing expenses increased $53.6 million, or 47.1%, to $167.6 million for fiscal 2011, compared to $114.0 million for fiscal 2010. The components of sales and marketing expenses are explained below. Sales and marketing expenses as a percentage of net sales increased to 23.8% for fiscal 2011, compared to 23.1% for fiscal 2010.

Advertising expense increased $21.1 million, or 53.8%, to $60.2 million for fiscal 2011, compared with $39.1 million for fiscal 2010. Advertising expense as a percentage of net sales increased to 8.5% for fiscal 2011, as compared to 7.9% for fiscal 2010. The increase in the amount of advertising spending was mainly attributable to our efforts to increase the number of customers shopping in our stores and, to a lesser extent, to an increase in the number of markets in which we operate as a result of new store growth and acquisitions. We expect to maintain or increase advertising expense as a percentage of sales if we continue to experience sales per store and comparable-store sales growth and gain expense leverage in other operating expense areas. We receive funds from time to time from certain vendors to advertise their products that are recognized as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $3.9 million for fiscal 2011, compared with $3.7 million for fiscal 2010. There can be no assurance that we will obtain similar amounts of advertising funds in future periods. If we are unable to continue receiving advertising funds, we may not be able to advertise at the same rates or our advertising costs as a percentage of sales may increase.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, increased $32.5 million, or 43.5% to $107.4 million during fiscal 2011 compared with $74.9 million for fiscal 2010 primarily as a result of the increase in net sales during fiscal 2011.

General and administrative expenses.  General and administrative expenses increased $17.6 million, or 51.5%, to $51.7 million for fiscal 2011, compared to $34.1 million for fiscal 2010. General and administrative expenses as a percentage of net sales increased to 7.3% for fiscal 2011 as compared to 6.9% for fiscal 2010. General and administrative expenses increased during fiscal 2011 primarily as a result of our growth, including a $7.7 million increase in wages and benefits resulting from employee additions in our corporate office, a $3.6 million increase in performance-based compensation costs, a $1.0 million increase in stock-based compensation costs and an aggregate increase of $5.3 million in various general and administrative expense categories. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

Goodwill and intangible asset impairment charges.  During fiscal 2010, we recognized pre-tax impairment charges totaling $0.5 million to reduce the carrying amount of our goodwill to estimated fair value for two reporting units.  No impairment charges related to our goodwill or intangible assets were recognized in fiscal 2011.

Loss on store closings and impairment of store assets.  Loss on store closings and impairment of store assets decreased $1.7 million to $0.8 million during fiscal 2011 compared with $2.5 million during fiscal 2010. The decrease in the loss during fiscal 2011 was mainly attributable to a reduction in the amount of remaining lease commitments on stores that we closed during the fiscal year.

Other expense, net.  Other expense, net for fiscal 2011 consists primarily of interest expense and loss on debt extinguishment. Interest expense decreased $1.8 million, or 5.6%, to $29.3 million for fiscal 2011, as compared to $31.1 million for fiscal 2010. During fiscal 2011 a loss on debt extinguishment of $5.7 million was recognized compared to no loss during fiscal 2010.  The decrease in interest expense and the loss on debt extinguishment were due to reductions in debt related to prepayments and conversions of debt into shares of our common stock in advance of, and in connection with, the initial public offering completed on November 23, 2011, which resulted in the retirement of the full outstanding balances of the 2009 Loan Facility, the PIK Notes and the Convertible Notes.

Income tax expense.  We recognized ($8.8) million of income tax benefit for fiscal 2011, compared to $0.8 million of income tax expense for fiscal 2010. The effective tax rate was (34.5%) for fiscal 2011, compared to 70.7% for fiscal 2011, and differs primarily as a result of the change in the valuation allowance for deferred tax assets recognized during fiscal 2011 as compared with the prior year.

The effective tax rate for fiscal 2011 differs from the federal statutory rate primarily as a result of the change in valuation allowance for deferred tax assets in an amount that coincides with a reduction in deferred tax assets associated with current year operations as well as the release of the remaining valuation allowance during the fourth quarter ended January 31, 2012.

Prior to January 31, 2012, we provided a valuation allowance for deferred tax assets based on our evaluation that realizability of such assets was not “more likely than not” as required by generally accepted accounting principles. ASC 740 (Accounting for Income Taxes) requires that all available evidence, both positive and negative be identified and considered in making a determination as to whether it is “more likely than not” that all of the deferred tax assets related to tax attributes and other deductible temporary differences will be realized.  During fiscal 2011, we continuously evaluated additional facts representing positive and negative evidence in the determination of the realizability of our deferred tax assets. Such deferred tax assets consist primarily of net operating loss carryforwards and temporary differences on goodwill and noncurrent liabilities. The Company’s results of operations for fiscal 2011 resulted in the utilization of a portion of net operating loss carryforwards.  Furthermore, during the fourth quarter of fiscal 2011, based on additional evidence regarding our past earnings, scheduling of deferred tax liabilities and projected future taxable income from operating activities, including the cessation of interest deductions due to current year debt retirements resulting from the completion of the initial public offering on November 23, 2011, we determined that it was more likely than not that the deferred tax assets as of January 31, 2012 would be realized. Accordingly, the results of operations for fiscal 2011 include a deferred tax benefit in the amount of $20.1 million related to the change in valuation allowance for deferred tax assets that occurred through the combination of current operations and the release of the remaining valuation allowance as of January 31, 2012.

Net income (loss).  As a result of the foregoing, our net income was $34.4 million for fiscal 2011 compared to $0.3 million for fiscal 2010.

Fiscal 2010 Compared to Fiscal 2009

Net sales.  Net sales increased $61.9 million, or 14.3%, to $494.1 million for fiscal 2010, compared to $432.3 million for 2009. The components of the net sales increase in fiscal 2010 were as follows (in millions):

Increase
(decrease)
in net sales
Comparable-store sales	$26.1
New stores	36.3
Acquired stores	5.4
Closed stores	(5.9)
$61.9

The increase in comparable-store net sales represents a 6.3% comparable-store sales growth, which was primarily the result of an increase in the average sales price of mattress products that we sold. The increase in our net sales from new stores was the result of 85 new stores opened at various times throughout fiscal 2010 compared to 37 stores opened in fiscal 2009, prior to their inclusion in comparable-store sales results in fiscal 2010 beginning with the thirteenth full month of operations. The increase in net sales for acquired stores was the result of the acquisition of 33 stores during fiscal 2010 from two separate acquisitions in October 2010 and December 2010. We acquired no stores during fiscal 2009. We closed 14 stores in fiscal 2010 and 14 stores in fiscal 2009 and the reduction in sales during fiscal 2010 from these closings totaled $5.9 million. We operated 592 stores at the end of fiscal 2010, compared with 487 stores at the end of fiscal 2009.

Cost of sales.  Cost of sales increased $33.5 million, or 11.9%, to $314.0 million for fiscal 2010, compared to $280.5 million for fiscal 2009. The major components of the increase in cost of sales are explained below. Cost of sales as a percentage of net sales decreased to 63.5% for fiscal 2010, compared to 64.9% for fiscal 2009.

Product costs increased $21.6 million, or 13.3%, to $183.9 million for fiscal 2010, compared with $162.2 million for fiscal 2009. Product costs as a percentage of net sales decreased to 37.2% for fiscal 2010, as compared to 37.5% for fiscal 2009. The increase in the amount of product costs for fiscal 2010 is the result of the corresponding increase in net sales. The reduction of this expense as a percentage of net sales for fiscal 2010 is primarily a result of improved product gross margins on certain products and a higher amount of volume-based vendor incentives earned on certain products. Product costs as a percentage of net sales is affected by several factors, including the mix of the products we sell, the terms of our vendor agreements and the competitive environment in which we operate. The combination of these effects may result in product costs as a percentage of net sales in future periods that are higher or lower than our recent results.

Store and warehouse occupancy costs, consisting primarily of lease-related costs of rented facilities, increased $5.7 million, or 7.8%, to $78.9 million for fiscal 2010, compared to $73.2 million for fiscal 2009. Store and warehouse occupancy costs as a percentage of net sales decreased to 16.0% for fiscal 2010, as compared to 16.9% for fiscal 2009. The increase in the amount of expense during fiscal 2010 is mainly attributable to the increase in the number of stores we operated. The reduction of expense as a percentage of net sales was primarily attributable to improving sales per store in fiscal 2010 as compared with the prior year.

Depreciation expense of leasehold improvements and other fixed assets used in store and warehouse operations decreased $0.5 million, or 3.7%, to $13.1 million for fiscal 2010, compared with $13.6 million for fiscal 2009. Depreciation expense in fiscal 2010 was reduced compared to fiscal 2009 as a result of a decrease in the depreciable amount of fixed assets, which was partially offset by an increase in depreciation expense attributable to capital expenditures in fiscal 2010. The decrease in the amount of depreciable fixed assets in fiscal 2010 was attributable to (a) an impairment charge of $2.3 million recognized at the end of fiscal 2009 to reduce the carrying value of certain long-lived assets, consisting primarily of store leasehold costs and related equipment, to fair value, and (b) an increase in fully depreciated fixed assets.

Other cost of sales increased $6.5 million during fiscal 2010 compared with the prior year primarily as a result of the increase in net sales and in the number of stores we operated during fiscal 2010.

Gross profit from retail operations.  As a result of the foregoing, gross profit from retail operations increased $28.5 million, or 18.8%, to $180.2 million for fiscal 2010, as compared with $151.7 million for fiscal 2009. Gross profit from retail operations as a percentage of net sales increased to 36.5% for fiscal 2010, as compared to 35.1% for fiscal 2009.

Franchise fees and royalty income.  Franchise fees and royalty income is comprised of initial fees earned upon the opening of each new franchisee store and ongoing royalty income that is earned on a percentage of franchisee net sales. Franchise fees and royalty income increased $1.1 million, or 52.1%, to $3.2 million for fiscal 2010, compared with $2.1 million for fiscal 2009. The increase in income was comprised of a $0.6 million increase in initial fees, which was attributable to an increase in the number of new franchisee stores opened during fiscal 2010 as compared with fiscal 2009, and a $0.5 million increase in royalty income, which was mainly attributable to an increase in gross sales per store results for franchisee stores as compared with fiscal 2009. The Company’s growth plans include expansion of our franchise network and, if successful, revenues from franchise fees and royalty income are expected to continue at or above current levels.

Sales and marketing expenses.  Sales and marketing expenses increased $18.7 million, or 19.6%, to $114.0 million for fiscal 2010, compared to $95.3 million for fiscal 2009. The components of sales and marketing expenses are explained below. Sales and marketing expenses as a percentage of net sales increased to 23.1% for fiscal 2010, compared to 22.0% for fiscal 2009.

Advertising expense increased $9.7 million, or 33.0%, to $39.1 million for fiscal 2010, compared with $29.4 million for fiscal 2009. Advertising expense as a percentage of net sales increased to 7.9% for fiscal 2010, as compared to 6.8% for fiscal 2009. The increase in the amount of advertising spending was mainly attributable to our efforts to increase the number of customers shopping in our stores and, to a lesser extent, to an increase in the number of markets in which we operate as a result of new store growth and acquisitions. We receive funds from time to time from certain vendors to advertise their products that are recognized as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $3.7 million for fiscal 2010, compared with $0.9 million for fiscal 2009. The increase in the amount of advertising funds during fiscal 2010 resulted from negotiations with our vendors to increase their participation in the costs of our advertising programs in light of the improvement in our sales during fiscal 2010.

Other sales and marketing expenses increased $8.9 million during fiscal 2010 compared with the prior year primarily as a result of the increase in net sales during fiscal 2010. Such increase also includes a one-time charge of $1.6 million resulting from the settlement on May 26, 2011 of a lawsuit involving alleged violations of the Fair Labor Standards Act brought in April 2010 by a former employee. We paid the settlement amount of $1.6 million to a claims-made reversionary fund on August 9, 2011, and such amount is included in accrued liabilities as of February 1, 2011. We are entitled to recover any funds from the claims-made reversionary fund not distributed pursuant to the terms of the settlement. Funds that will revert back to us (if any) will be recognized as a reduction of expense when the claim settlement process concludes.

General and administrative expenses.  General and administrative expenses increased $1.8 million, or 5.5%, to $34.1 million for fiscal 2010, compared to $32.3 million for fiscal 2009. General and administrative expenses as a percentage of net sales decreased to 6.9% for fiscal 2010 as compared to 7.5% for fiscal 2009. General and administrative expenses increased during fiscal 2010 primarily as a result of our growth, including a $2.6 million increase in wages and benefits resulting from employee additions in our corporate office and an aggregate increase of $1.0 million in various general and administrative expense categories. The aforementioned increases during fiscal 2010 were partially offset by a $1.8 million reduction in performance-based compensation costs and a one-time benefit in stock-based compensation costs of $0.5 million resulting from a revision of the estimate of forfeited equity awards to employees.

Goodwill and intangible asset impairment charges.  During fiscal 2010, we recognized pre-tax impairment charges totalling $0.5 million to reduce the carrying amount of our goodwill to estimated fair value for two reporting units. No impairment charges related to our goodwill or intangible assets were recognized in fiscal 2009.

Loss on store closings and impairment of store assets.  Loss on store closings and impairment of store assets decreased $2.7 million to $2.5 million during fiscal 2010 compared with $5.2 million during fiscal 2009. The decrease in the loss during fiscal 2010 was mainly attributable to a reduction in the amount of remaining lease commitments on stores that we closed during the fiscal year.

Other expense, net.  Other expense, net for fiscal 2010 consists primarily of interest expense. Interest expense increased $3.9 million, or 14.5%, to $31.1 million for fiscal 2010, as compared to $27.1 million for fiscal 2009. The increase in interest expense for fiscal 2010 was attributable to (1) the compounding effects of our 2009 Loan Facility and PIK Notes, which provide for the payment of interest through the addition of accrued interest to the outstanding loan balances and (2) the full year effect of the amendment of the 2009 Loan Facility on March 20, 2009, which increased the loan agreement interest rate from 12.5% to 16.0% and the effective interest rate for financial reporting purposes to 17.2%.

Income tax expense.  We recognized $0.8 million of income tax expense for fiscal 2010 compared to $1.4 million in fiscal 2009. The effective tax rate for fiscal 2010 was 70.7% compared to a negative effective tax rate of 43.0% for fiscal 2009, and differs primarily as a result of changes in the valuation allowance for deferred tax assets. The effective tax rate for fiscal 2010 differs from the federal statutory rate primarily due to the effect of state income taxes, change in valuation allowance and stock-based compensation.

The change in the valuation allowance for deferred tax assets during 2010 was mainly attributable to a decrease in the amount of net operating losses. State income taxes were 52.4% of income before income taxes during fiscal 2010 as a result of current state income taxes associated with states that impose taxes on revenue and net margin, as well as states that impose income taxes at the separate legal entity level.

Net income (loss).  As a result of the foregoing, our net income was $0.3 million for fiscal 2010 compared to a loss of $4.7 million for fiscal 2009.

Liquidity and Capital Resources

Initial Public Offering

On November 23, 2011, we completed the initial public offering of 6,388,888 shares of our common stock, par value $0.01 per share, at $19.00 per share, before underwriting discounts and commissions. The initial public offering generated net proceeds to us of approximately $110.4 million, after deducting the underwriting discount and offering-related costs. The Company used a portion of the proceeds to repay the 2009 Loan Facility in full. In connection with the offering, the PIK Notes were either repaid or converted into shares of our common stock and the Convertible Notes were converted into shares of our common stock.

As a result, we reduced our outstanding debt, with a weighted average interest rate of 14.5%, in the aggregate amount of $188.0 million in principal and accrued interest thereon. We recognized a loss on debt extinguishment in the amount of $5.7 million during the fiscal 2011, related to the reduction of debt in advance of and in connection with the initial public offering. We anticipate incurring significantly lower amounts of interest expense in future periods from the reduction of debt resulting from the initial public offering as described in “— Unaudited Pro Forma Consolidated Financial Statements” below.

As a result of the initial public offering, we anticipate incurring incremental general and administrative expenses of approximately $3.0 million annually that are attributable to operating as a publicly traded company. These expenses will include annual and quarterly reporting; Sarbanes-Oxley compliance expenses; expenses associated with listing on the NASDAQ; independent auditor fees; legal fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance costs; and director compensation. The full year effect of these incremental general and administrative expenses are not reflected in the Company’s historical consolidated financial statements or the unaudited pro forma consolidated financial statements set forth below.

Sources of Liquidity and Capital Requirements

Our primary uses of cash are to fund growth capital and maintenance expenditures for our stores and distribution centers, purchase and replace floor sample inventories maintained in our stores, scheduled debt service payments and strategic acquisitions of mattress specialty retailers. Historically, we have satisfied these cash requirements from cash flows provided by our operations, availability under the revolving portion of the 2007 Senior Credit Facility (as defined hereafter) and proceeds from the issuance of PIK Notes.

Historically, we have collected payment from our customers at or near the time of sale, and, as such, we do not carry significant accounts receivable balances from our customers. Most of our suppliers deliver product to our distribution centers within 48 hours following our placement of a purchase order, which allows us to carry lower inventory levels. We pay our vendors for our purchases on terms that, on average, allow us to collect payments on the sale of our products before we must pay our vendors. The attributes of our operating cycle lower our working capital requirements and have historically allowed us to operate for extended periods while maintaining a negative working capital position.

Our future capital requirements will vary based on the number of additional stores, including relocated stores, we open and the number of stores we choose to renovate, and the number and size of any acquisitions we choose to make, including franchisee acquisitions. Our decisions regarding opening, relocating or renovating stores, and whether to engage in strategic acquisitions, are based in part on macroeconomic factors and the general state of the U.S. economy, as well as the local economies in the markets in which our stores are located.

We plan to spend approximately $65 million to $68 million in capital expenditures during fiscal 2012, including estimated costs to renovate stores from the pending acquisition of Mattress Giant. The terms of the 2007 Senior Credit Facility, as amended, limit the permitted capital expenditures of Mattress Holding, our indirect subsidiary, to $40.0 million for each of fiscal 2012 and 2013. On June 28, 2011, Mattress Holding entered into an amendment to the 2007 Senior Credit Facility to, among other things, provide greater flexibility to make capital expenditures by raising the permitted capital expenditure amount effective for fiscal 2011 and future years from the $20.0 million annual permitted amount that was in effect for prior years. The permitted amount may be increased for any year by the amount of equity capital that is contributed to Mattress Holding during the year for that purpose. In addition, to the extent capital expenditures made in any year are less than the permitted amount, the amount of the shortfall in that year may increase the permitted amount of capital expenditures for the immediately succeeding (but not any subsequent) year. The permitted capital expenditure amount has been raised in recent years by making capital contributions to Mattress Holding for that purpose. Each such capital contribution was funded through the issuance of PIK Notes. Our ability to complete our capital expenditure plan for fiscal 2012 will be dependent upon our ability to raise the permitted capital expenditure amount through capital contributions to Mattress Holding for that purpose or through an amendment or refinancing of the 2007 Senior Credit Facility.

We believe that we will be able to satisfy our capital requirements for the next 12 months, including supporting our existing operations, continuing our growth strategy, and satisfying our scheduled debt service payments, through a combination of our existing reserves of cash and cash equivalents, internally generated cash flows from operations, and, as required, borrowings under the revolving portion of the 2007 Senior Credit Facility. The revolving portion of the 2007 Senior Credit Facility allows us to borrow up to $25.0 million, of which up to $15.0 million is available for issuance as letters of credit. There were no outstanding borrowings on the revolving facility as of January 31, 2012 or at any time during fiscal 2011. On January 31, 2012, outstanding letters of credit under the revolving facility were $1.0 million, resulting in $24.0 million of available borrowings as of such date. The $25 million revolving credit facility portion of the 2007 Senior Credit Facility matures January 18, 2013.  We intend to pursue an extension or refinancing of the revolving credit facility prior to the maturity date. In addition, we had $47.9 million of cash and cash equivalents as of January 31, 2012, compared to cash and cash equivalents of $4.4 million as of February 1, 2011. Our working capital surplus was $49.3 million as of January 31, 2012, compared to a working capital deficit of $7.7 million as of February 1, 2011. The improvement in our net working capital was attributable primarily to the increased amount of cash and cash equivalents we had at January 31, 2012, partially offset by a decrease in other working capital components.

We generated tax operating losses in recent years that have significantly reduced the cash requirements for federal and state income taxes. At January 31, 2012, we had approximately $38 million of net operating loss carryforwards that expire at various dates beginning in 2018, if not utilized to offset future taxable income. Our cash requirements for income taxes will increase significantly if and when the current amount of net operating loss carryforwards is utilized. Further, if we undergo a more than 50% “ownership change” within the meaning of Section 382 of the Internal Revenue Code, our ability to utilize pre-change losses may be limited.

Cash Flows

The following table summarizes the principal elements of our cash flows:

	Fiscal	Fiscal	Fiscal
	2009	2010	2011
Total cash provided by (used in):
Operating activities	$20,857	$42,429	$81,675
Investing activities	(10,863)	(38,092)	(42,314)
Financing activities	(10,347)	(286)	4,140
Net increase (decrease) in cash and cash equivalents	(353)	4,051	43,501
Cash and cash equivalents, beginning of period	747	394	4,445
Cash and cash equivalents, end of period	$394	$4,445	$47,946

Operating cash flows.

Net cash provided by operating activities was $81.7 million for fiscal 2011, compared to $42.4 million for fiscal 2010. The $39.2 million increase in cash flows from operating activities was comprised of the $34.0 million improvement in our net income during fiscal 2011 as compared to the prior year and an $11.2 million increase in cash from changes in operating assets and liabilities as compared to the prior year due to an increase in accounts payable and accrued liabilities due to increased sales levels, offset by a $6.0 million decrease in adjustments to reconcile net income to net cash provided by operating activities primarily due to a deferred income tax benefit upon release of our valuation allowance, net of a noncash loss from debt extinguishment.

Net cash provided by operating activities was $42.4 million for fiscal 2010, compared to $20.9 million for fiscal 2009. The $21.5 million increase in cash flows from operating activities was primarily attributable to an increase in our net income during fiscal 2010, which was partially offset by an increase in accounts receivable for vendor incentives, cash used for payments to our vendors and increased floor sample inventory purchases for the new stores we opened during fiscal 2010. The increase in the accounts receivable for vendor incentives was mainly attributable to increases in (1) purchases of merchandise on which volume-based incentives are earned in response to higher sales during fiscal 2010, (2) earned incentives that settle annually and (3) the number of new stores opened during fiscal 2010 for which incentives become receivable from certain vendors upon store opening.

Investing cash flows.  Net cash used in investing activities was $42.3 million during fiscal 2011, compared to $38.1 million in fiscal 2010. Capital expenditures increased $7.0 million. Excluding stores added through acquisitions, we opened 106 new stores during 2011, compared to 85 new stores in fiscal 2010. Partially offsetting the increase in cash used for investing activities during fiscal 2011 was a decrease of $2.8 million in cash used to complete our acquisition in fiscal 2011 as compared to two acquisitions that occured in fiscal 2010. The fiscal 2011 acquisition added 55 new stores.

Net cash used in investing activities was $38.1 million during fiscal 2010, compared to $10.9 million in fiscal 2009. Capital expenditures increased $16.4 million.  Excluding stores added through acquisitions, we opened 85 new stores during 2010, compared to 37 new stores in fiscal 2009. Also contributing to the increase in cash used for investing activities during fiscal 2010 was $10.8 million of cash used to complete two separate acquisitions, net of $1.9 million of cash acquired. These acquisitions added 33 new stores during fiscal 2010.

Financing cash flows.  During fiscal 2011, net cash provided by financing activities was $4.1 million, compared to net cash used of $0.3 million in fiscal 2010. The $4.4 million increase in net cash provided by financing activities during fiscal 2011 was attributable to $110.4 million in proceeds from issuance of common stock, net of costs, in connection with the initial public offering partially offset by net debt repayments, utilizing proceeds from the initial public offering, and debt issuance costs in the aggregate amount of $106.3 million during fiscal 2011.

During fiscal 2010, net cash used in financing activities was $0.3 million, compared to $10.3 million in fiscal 2009. The decrease in net cash used in financing activities during fiscal 2010 was attributable to lower net borrowings and repayments on the revolving portion of the 2007 Senior Credit Facility.

Debt Service

As of January 31, 2012, we had total indebtedness of $228.4 million. The components of our debt as of January 31, 2012 were as follows (amounts in thousands):

2007 Senior Credit Facility	$228,330
Other	24
Total long-term debt	$228,354

2007 Senior Credit Facility.  On January 18, 2007, Mattress Holding, our indirect subsidiary, entered into a credit agreement with UBS Securities LLC and certain of its affiliates and other lenders for a term loan and revolving credit facility, which was amended and restated on February 16, 2007 (as amended and restated, the “2007 Senior Credit Facility”). As of January 31, 2012, the 2007 Senior Credit Facility consisted of (i) a $240.0 million term loan facility maturing January 2014 and (ii) a $25.0 million revolving credit facility maturing in January 2013, which includes a $15.0 million letter of credit subfacility and a $5.0 million swingline loan subfacility. As of January 31, 2012, there was an aggregate of $228.3 million of term loan borrowings outstanding under the 2007 Senior Credit Facility, which is net of an unamortized debt discount of $0.3 million. As of January 31, 2012, there were no outstanding borrowings under the revolving portion of the 2007 Senior Credit Facility and there was approximately $1.0 million in outstanding letters of credit. In addition, we may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request additional term loan tranches up to an aggregate amount of $10.0 million.

Borrowings under the 2007 Senior Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (i) the corporate base rate of interest established by the administrative agent and (ii) the federal funds effective rate from time to time plus 0.50%, or (b) the London Interbank Offered Rate, or “LIBOR,” determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.

The applicable margin percentages for term loans are 1.25% for base rate loans and 2.25% for LIBOR loans. The applicable margin percentages for revolving loans are based upon our total leverage ratio and vary from 1.25% to 1.75% for base rate loans and from 2.25% to 2.75% for LIBOR loans. As of January 31, 2012, the applicable margin percentage for revolving loans was 1.25% for base rate loans and 2.25% for LIBOR loans, and as of that date, no such loans were outstanding. Swingline loans bear interest at an interest rate equal to the interest rate for base rate loans, and as of January 31, 2012, no such borrowings were outstanding. On the last day of each quarter, we also pay a commitment fee (payable in arrears) in respect of any unused commitments under the revolving credit facility, subject to adjustment based upon the level of the total leverage ratio which varies from 0.375% to 0.50%. As of January 31, 2012, the commitment fee was 0.375%. We also pay fees for the issuance and maintenance of letters of credit.

Outstanding borrowings under the 2007 Senior Credit Facility are payable in quarterly principal installments of $0.6 million, with the outstanding balance due at maturity on January 18, 2014. Furthermore, we are subject to an annual mandatory principal prepayment in an amount equal to a portion of “excess cash flow,” as defined in the 2007 Senior Credit Facility, payable no later than

120 days after the end of each fiscal year. Such prepayments are first applied to reduce scheduled quarterly principal repayments for the next four quarters in order of maturity and then to reduce future quarterly payments through maturity on a pro-rata basis. We made excess cash flow payments in the amounts of $0.8 million and $2.1 million on June 1, 2011 and May 21, 2010, respectively, with respect to excess cash flows related to fiscal 2010 and 2009, respectively.There are other mandatory prepayment requirements, subject to certain exceptions, from the net cash proceeds of certain asset sale and casualty and condemnation events, subject to reinvestment rights, from the net cash proceeds of any incurrence of certain debt, other than debt permitted under the 2007 Senior Credit Facility, and from the net cash proceeds of specified issuances of preferred equity securities. No such prepayments were required in fiscal 2009, fiscal 2010, and fiscal 2011. We may voluntarily repay outstanding loans under the 2007 Senior Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

Other Indebtedness.  Our subsidiaries have various notes payable related to the purchase of equipment totaling $24,000 that bear interest at 6.8%, with monthly principal and interest payments of various amounts through 2013. Notes payable for financing of equipment purchases are collateralized by certain equipment with carrying amounts that approximate the outstanding principal balances of the related notes payable as of January 31, 2012.

Covenant Compliance

We were in compliance with all of the covenants required under the 2007 Senior Credit Facility and our other indebtedness as of January 31, 2012. We believe that we will be able to maintain compliance with the various covenants required under our debt agreements for the next twelve months without amending any of the debt agreements or requesting waivers from the lenders that are party to the debt agreements

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1, Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included elsewhere in this Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the audit committee of our board of directors.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Revenue Recognition

Sales revenue, including fees collected for delivery services, is recognized upon delivery and acceptance of mattresses and bedding products by the Company’s customers and is recorded net of returns. Customer deposits collected prior to the delivery of merchandise are recorded as a liability.

The Company accrues a liability for estimated sales returns and exchanges in the period that the related sales are recognized. The Company provides its customers with a comfort satisfaction guarantee whereby the customer may return or exchange the original mattress anytime during 100 days from the date of original purchase. Mattresses received back are reconditioned pursuant to state law and resold through the Company’s clearance center stores as used merchandise. The Company accrues a liability for the estimated costs, net of estimated restocking fees, related to the diminishment in value of the returned merchandise at the time the sale is recognized based upon historical experience. The liability for sales returns and sales exchanges is included in other accrued liabilities.

Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future sales returns and exchanges and the associated costs.

Effective August 2010, we revised our return and exchange policy to enable our customers to return products for any reason up to 100 days after the purchase date for either a full refund or exchange credit without the incurrence of exchange or other fees. The new policy is referred to as the Happiness Guarantee. Prior to this new policy, a customer could exchange a mattress for a similar mattress from 30 days to 90 days from the original purchase date, subject to a restocking fee, although the restocking fee could be waived at the discretion of the sales associate.

We expect that the Happiness Guarantee will result in an increased amount of returns and exchanges. The increased activity and the elimination of exchange fee collections are expected to increase the estimated cost of sales returns and exchanges.

We have not made any material changes in the policy we use to measure the estimated liability for sales returns and exchanges. However, we expect that the new Happiness Guarantee will result in an increase in such costs and we will review and revise our estimates as additional experience is obtained. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Vendor Incentives

Cash payments received from vendors as incentives to enter into or to maintain long-term supply arrangements, including payments received in connection with the opening of new stores, are deferred and amortized as a reduction of cost of sales using a systematic approach. Payments received from vendors in connection with new store openings are deferred and amortized over 36 months, which is the estimated period over which the incentives are earned.

Vendor incentives that are based on a percentage of the cost of purchased merchandise, such as cooperative advertising funds, are accounted for as a reduction of the price of the vendor’s products and result in a reduction of cost of sales when the merchandise is sold. Vendor incentives that are direct reimbursements of costs incurred by the Company to sell the vendor’s products are accounted for as a reduction of the related costs when recognized in the Company’s results of operations.

Certain of our vendor agreements contain purchase volume incentives that require minimum purchase volumes and may provide for increased incentives when graduated purchase volumes are met. Amounts accrued as vendor receivables throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes.

We have not made any material changes in the policy we use to recognize vendor receivables during the past three fiscal years.

If actual results are not consistent with the assumptions and estimates used, we may be exposed to additional adjustments that could materially, either positively or negatively, impact our gross profit and inventory valuation. However, substantially all receivables associated with these activities are collected within the following fiscal year and all amounts deferred against inventory turnover within the following fiscal year and, therefore, do not require subjective long-term estimates. Adjustments to our gross profit and inventory in the following fiscal year have historically not been material.

Self-Insured Liabilities

We are self-insured for certain losses related to employee health and workers’ compensation liability claims. However, we obtain third-party insurance coverage to limit our exposure to these claims.

When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries.

Periodically, we review our assumptions and the valuation provided by independent third-party actuaries to determine the adequacy of our self-insured liabilities.

Our self-insurance liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date.

We have not made any material changes in the policy we use to establish our self-insured liabilities during the past three fiscal years.

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Goodwill and Indefinite-Lived Intangible Assets

We evaluate goodwill and indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill or indefinite-lived intangible assets may not be recoverable.

We assign the carrying value of these intangible assets to their “reporting units” and apply the impairment test at the reporting unit level. We complete our impairment evaluation by performing internal valuation analyses, considering other publicly available market information and using an independent valuation firm, as appropriate.

The test for goodwill impairment involves a qualitative evaluation as to whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying value using an assessment of relevant events and circumstances. If any reporting unit is concluded to be more likely impaired than not the following steps are performed for such reporting unit: (1) comparing the fair value of a reporting unit with the carrying value of its net assets and (2) if the carrying value exceeds fair value, the fair value of goodwill is compared with the respective carrying value and an impairment loss is recognized in the amount of the excess. The impairment test for indefinite-lived assets consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the asset establishes the new accounting basis.

The carrying value of goodwill at January 31, 2012, was $291.1 million. The carrying value of indefinite-lived intangible assets, consisting of trade names and trademarks at January 31, 2012 was $80.6 million.

We determine enterprise fair value by reference to our publicly-trade stock price or by using widely accepted valuation techniques, including discounted cash flows and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as our future expectations. Enterprise value is allocated to each reporting unit based on a systematic rationale and consistent methodology, which takes into consideration the relative operating performance of each reporting unit as determined by historical and expected future operating results based upon management’s estimates.

The impairment test for goodwill is applied to the “reporting unit.” A reporting unit is defined as an operating segment or one level below a segment, a component. Each metropolitan market is a separate operating segment. The store unit components that comprise each operating segment are aggregated within each operating segment as all of the stores have similar economic characteristics. All of our goodwill has been allocated to our market-level reporting units for impairment testing.

As we test goodwill impairment at the reporting unit level, which is each Company-operated metropolitan market, we may be required to incur goodwill impairment charges based on adverse changes affecting a particular metropolitan market, regardless of overall performance. Such impairment charges may have a material adverse effect on our results of operations.

The fair values of the majority of our reporting units, as determined by an allocation of total enterprise value to the reporting units based on a systematic rationale and consistent methodology, were substantially in excess of the related carrying values in the most recent impairment test performed as of the end of the fourth quarter of fiscal 2011.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment of goodwill and other indefinite-lived intangible assets. However, if actual results are not consistent with our estimate or assumptions, we may be exposed to an impairment charge that could be material.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our investment in store leasehold improvements, including fixtures and equipment, is the most significant long-lived asset.

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s undiscounted estimated future cash flows. If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which is based on estimated future discounted cash flows. We recognize impairment if the amount of the asset’s carrying value exceeds the asset’s estimated fair value.

Based upon the impairment review, and a decline in performance of certain stores, impairment losses of approximately $2.3 million, $1.7 million and $0.1 million were recognized during fiscal 2009, fiscal 2010 and fiscal 2011, respectively.

The impairment review of long-lived assets related to stores is evaluated at the individual store level. The results of individual stores may deteriorate based on factors outside the control of the Company, such as the proximity of competitors, shifting retail trade area demographics and other macro-economic factors.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimated future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

We have not made any material changes in the policy we use to assess impairment losses during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material charge in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Costs Associated With Location Closings

We lease the vast majority of our stores and other locations under long-term leases and we occasionally vacate locations prior to the expiration of the related lease. For vacated locations that are under long-term leases, we record an expense for the difference between our future lease payments and related costs (e.g., real estate taxes and common area maintenance) from the date of closure through the end of the remaining lease term, net of expected future sublease rental income.

Our estimate of future cash flows is based on historical experience; our analysis of the specific real estate market, including input from independent real estate firms; and economic conditions that can be difficult to predict. We do not discount cash flows in estimating the liability recorded for location closures.

The estimated liability for location closings was $0.6 million at January 31, 2012. The effect of changes in previous estimated liabilities resulted in charges to earnings of approximately $0.6 million, $(0.1) million and less than $0.1 million during fiscal 2009, fiscal 2010 and fiscal 2011, respectively.

The liability recorded for location closures contains uncertainties because management is required to make assumptions and to apply judgment to estimate the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease rental income. When making these assumptions, management considers a number of factors, including the historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions.

We have not made any material changes in the policy we use to establish our location closing liability during the past three fiscal years.

We believe there is a reasonably possible likelihood that there will be a material change in the estimates or assumptions we use to calculate our location closing liability that are outside of our control and we may be exposed to losses or gains that could be material.

A 10% change in our location closing liability at January 31, 2012, would have affected net earnings by less than $0.1 million in fiscal 2011.

Acquisitions—Purchase Price Allocation

In accordance with accounting for business acquisitions, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded to goodwill, which is assigned to reporting units.

Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities.

Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

We typically engage an independent valuation firm to assist in estimating the fair value of significant assets and liabilities of acquired businesses.

The total amount of goodwill arising from an acquisition may be assigned to one or more reporting units in situations where the acquired business consists of specialty mattress retail operations in multiple metropolitan markets or when other reporting units are expected to benefit from synergies of the combination. The method of assigning goodwill to reporting units is reasonable and supportable and applied in a consistent manner and may involve estimates and assumptions.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair values of acquired assets and liabilities for those acquisitions completed in fiscal 2010 and fiscal 2011. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

The amounts of goodwill assigned to reporting units may give rise to goodwill impairment charges in future periods based upon the operating results of the reporting units relative to other reporting units and the resulting effect on the allocation of enterprise value to reporting units for goodwill impairment testing.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Product Warranties

We provide a 10-year non-prorated manufacturer service warranty and an additional five-year extended warranty on certain products. The customer is not charged a fee for warranty coverage and we are financially responsible for the basic and extended warranties on these products.

We accrue for the estimated cost of warranty coverage at the time the sale is recognized.

In estimating the liability for product warranties, we consider the impact of recoverable salvage value on the product received back under warranty. Based upon our historical warranty claims experience, as well as recent trends that might suggest that past experience may differ from future claims, we periodically review and adjust, if necessary, the liability for product warranties.

If our actual claims during the period are materially different than our provision for warranty claims, our results could be materially and adversely affected.

During the past three fiscal years we have not made any material changes to the methodology we use to establish our reserves for warranty claims. A 10% change in our provision for warranty claims at January 31, 2012, would have reduced our net earnings by approximately $0.2 million for fiscal 2011.

We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to establish our provision for warranty claims. However, if actual warranty claims are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Income Taxes

Deferred tax assets and liabilities are reflected on the balance sheet for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes that will reverse in subsequent years. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are estimated to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized.

In estimating the value of our deferred tax assets and liabilities, we are required to make judgments about the tax rates expected to be in effect in the years in which those temporary differences are estimated to be realized or settled. In addition, we are also required to make estimates about the valuation allowances that we carry against our deferred tax assets in order to bring them to their net realizable value. Finally, our estimates of reserves related to potential tax exposures when it is more likely than not that a taxing authority will take a sustainable position that is contrary to ours requires significant judgment.

During fiscal 2008, we determined that it was more likely than not that 100% of the deferred tax benefit related to our net operating losses (“NOLs”) would not be realized in future periods; as such, we recognized a valuation allowance to reduce the deferred tax asset to its net realizable value. As of January 31, 2012, we determined that it was more likely than not that the deferred tax assets would be realized. Accordingly, the current year change in valuation allowance of $20.1 million, through the combination of current year operations and the valuation allowance release due to our determination that the realization of deferred tax assets is more likely than not, resulted in a benefit to deferred tax expense in our statement of operations.

We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to establish our deferred tax assets and liabilities.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Stock-Based Compensation

For all stock-based awards, we measure compensation cost at fair value on the date of grant and recognize compensation expense over the service period that the awards are expected to vest.

Stock-based awards granted primarily to Company employees prior to the initial public offering (IPO) consisted of equity ownership units of Mattress Holdings, LLC (“Class B Units”) that were issued to employees of the Company for future services and will remain outstanding until the date that Mattress Holdings, LLC is ultimately dissolved, except for Class B Units that are forfeited. There was no stated limit on the number of Class B Units that may be issued. Each holder of vested Class B Units is entitled to its pro rata share of future distributions to the equity owners of Mattress Holdings, LLC after certain other equity holders have received aggregate preferred distributions equal to the greater of (i) $154.3 million or (ii) the fair value of Mattress Holdings, LLC’s equity on the relevant grant date of the Class B Units.

Each Class B Unit grant is comprised of four tranches with separate vesting criteria. The B-1 tranche comprises 40% of the total units granted and vests over five years in 20% increments on each grant’s anniversary date. Any unvested portion of the B-1 tranche fully vests immediately prior to the earlier of a change of control or the completion of an initial public offering (such change or initial public offering a”Liquidity Event”). The B-2 tranche, which comprises 40% of the total units granted, and the B-3 and B-4 tranches, each of which comprises 10% of the total units granted, vest in their entirety upon the earlier of a change of control or the expiration of lock-up agreements entered into by J.W. Childs and its affiliates (“Lock-up Agreements”) in connection with a Liquidity Event if the return on investment to JWC Mattress Holdings, LLC meets or exceeds established thresholds. Holders of Class B Units who are employees of the Company are subject to forfeiture of all or a portion of Class B Units upon termination of employment.

In connection with the IPO and the adoption of the 2011 Omnibus Incentive Plan, eligible employees were granted stock options at an exercise price equal to the IPO offering price of our common stock. One-half of the stock options granted to the Company’s employees in the initial grant are subject to a five-year time-based vesting schedule, while the remaining one-half of the stock options are subject to a four-year market-based vesting schedule, with such vesting based on specified stock price increase targets, as set forth in the option award agreement evidencing the grant of such stock options.

While  a private company, the method of estimating the fair value of stock-based awards at the grant date and the period over which compensation expense is recognized involved significant estimates.

All Class B Unit grants occurred while the Company was a private company.  The method used by the Company to estimate the fair value of Class B Unit grants was based upon a two-step process as of the date of each award. The first step involved valuation of the Company and the related after-debt value attributable to the equity owners. The Company’s fair value for grants of Class B Unit awards was based upon a composite of values determined by a market approach, using both market multiple and comparable transaction methodologies, and a discounted cash flow methodology. The second step to valuing Class B Units involved the allocation of the total equity value determined on each grant date among the Class B Units and other equity holders using a probability weighted expected return methodology. Under this method, the allocation of equity value to Class B Units was determined for a number of possible outcomes, with each outcome weighted based upon management’s estimate of the likelihood of such outcome. The outcomes considered were: (1) ongoing operations without a Liquidity Event, (2) Liquidity Event resulting from a merger or sale to another party, (3) Liquidity Event resulting from an initial public offering of the Company’s common stock and (4) a distressed sale.

The fair value of the Class B Unit awards, net of estimated forfeitures, is recognized as expense over a term that was based upon the timing and weighting of the expected outcomes derived from the fair value calculation.

The Company estimates the fair value of stock awards granted pursuant to the 2011 Omnibus Incentive Plan based upon the nature of the awards.  Stock options that vest based upon the passage of time are valued using a Black-Scholes option pricing model, which utilizes assumptions for risk-free interest rate, dividend yield, stock price volatility and weighted average expected term.  Stock options that include additional market vesting conditions are valued using a Monte Carlo Simulation approach, which utilizes similar input assumptions as the Black-Scholes option pricing model, plus a suboptimal exercise factor.  The assumptions involving stock price volatility and stock option term are subject to a higher degree of uncertainty due to the limited period of time that the Company’s equity shares have been publicly traded and limited experience with stock option awards.  The Company has utilized data of publicly-traded peer companies to provide a reasonable basis for such assumptions and has applied the simplified method as permitted by SAB 107 and SAB 110 in determining the stock option term.

We have not made any material changes in the policy we use to estimate the fair value of stock-based awards and the period over which compensation expense is recognized.

The amount of compensation expense that is recognized over the service period involves estimates of the number of employees who will forfeit their stock-based awards before vesting occurs. Cumulative effect adjustments to compensation expense are recognized at the time that the estimates of employee forfeitures are revised. Compensation expense recorded during fiscal 2010 included the effect of forfeitures that occurred during fiscal 2010 that were in excess of previous estimates and which resulted in the reversal of previously recognized expense in the amount of approximately $575,000.

Seasonality

Our business is subject to seasonal fluctuations and we generally have experienced more sales and a greater portion of income during the second and third quarters of our fiscal year due to a concentration of summer season holidays, including Memorial Day, the Fourth of July and Labor Day and other seasonal factors. We expect this trend to continue for the foreseeable future.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes certain of our contractual obligations at January 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt, including principal and interest(1)	$8,917	$233,074	$—	$—	$—	$—	$241,991
Operating leases(2)	81,852	70,412	57,785	44,587	29,660	53,272	337,568
Operating contracts(3)	2,109	2,114	—	—	—	—	4,223
Reserves for uncertain tax positions(4)	—	—	—	—	—	—	373
Letters of credit(5)	25	—	25	25	—	150	225
Total	$92,903	$305,600	$57,810	$44,612	$29,660	$53,422	$584,380

(1)                                 Future contractual obligations on the 2007 Senior Credit Facility reflect the Company’s current interest rate, which is based on LIBOR plus 2.25%.

(2)                                 Does not include certain other expenses required to be paid by the Company under such operating leases, comprised primarily of the Company’s proportionate share of common area maintenance, property taxes and insurance. Such other expenses have typically amounted to approximately 25% of the base rent expense during recent fiscal years.

(3)                                 We have certain operating contracts related to sponsorships and space rentals at special event venues.

(4)                                 Because our reserves for uncertain tax positions are based on potential exposures when it is considered more likely than not that a taxing authority may take a sustainable position on a matter contrary to our position, we cannot determine what date, if at all, the reserve will result in an obligation that must be settled.

(5)                                 We have outstanding letters of credit at January 31, 2012, which expire at varying times through 2017, including $0.8 million that are subject to automatic renewal for an additional one-year period on the anniversary date of the agreement, unless we receive notice from the counterparty that the letter of credit agreement has been terminated at least 30 days prior to the automatic renewal date.

Off-Balance Sheet Arrangements

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

In June 2011, the FASB issued new guidance to increase the prominence of other comprehensive income in financial statements. This guidance provides the option to present the components of net income and comprehensive income in either one single statement or in two consecutive statements reporting net income and other comprehensive income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe adoption of this standard will have a significant impact on the consolidated financial statements.

In September 2011, the FASB issued new guidance for the testing of goodwill impairment. This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test currently required under U.S. GAAP by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption of the new guidance is permitted.  We adopted this guidance with our fiscal 2011 year-end goodwill impairment testing.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires disclosures of gross and net information about financial and derivative instruments eligible for offset in the statement of financial position or subject to a master netting agreement. ASU 2011-11 will be effective for the Company in the first quarter of 2013 and may require additional disclosures, but otherwise is not expected to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

Unaudited Pro Forma Consolidated Financial Statements

The pro forma consolidated statements of operations for the 52 weeks ended January 31, 2012 is unaudited and has been derived from our historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K, as adjusted to give effect to the initial public offering that was completed on November 23, 2011, and the application of the net proceeds therefrom and the conversion of all of the Convertible Notes and the conversion of certain amounts of the PIK Notes for which such conversion was elected, into shares of our common stock in connection with the completion of the offering, as described elsewhere in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as if the offering had occurred on February 2, 2011 with respect to the pro forma consolidated statements of operations.

The unaudited pro forma adjustments are based on available information and certain assumptions that we believe are reasonable and are described in the accompanying notes, which should be read in conjunction with these unaudited pro forma consolidated financial statements. The unaudited pro forma consolidated financial statements should be read in conjunction with the information contained elsewhere in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report.

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

MATTRESS FIRM HOLDING CORP.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FIFTY-TWO WEEKS ENDED JANUARY 31, 2012

(Dollars in thousands, except share and per share amounts)

		Pro Forma
	Historical	Adjustments		Pro Forma
Net sales	$703,910	$—		$703,910
Cost of sales	428,018	—		428,018
Gross profit from retail operations	275,892	—		275,892
Franchise fees and royalty income	4,697	—		4,697
	280,589	—		280,589
Operating expenses:
Sales and marketing expenses	167,605	—		167,605
General and administrative expenses	51,684	(644	)(a)	51,040
Loss on store closings and impairment of store assets	759	—		759
Total operating expenses	220,048	(644)		219,404
Income from operations	60,541	644		61,185
Other expense (income):
Interest income	(9)	—		(9)
Interest expense	29,310	(21,131	)(b)	8,179
Loss from debt extinguishment	5,704	(5,688	)(c)	16
	35,005	(26,819)		8,186
Income before income taxes	25,536	27,463		52,999
Income tax expense (benefit)	(8,815)	10,189	(d)	1,374
Net income	$34,351	$17,274		$51,625

Pro forma basic and diluted net income per common share(e)	$1.40			$1.53
Pro forma basic and diluted weighted average shares outstanding(e)	24,586,274			33,768,828

(a)          Represents the reduction of management fees included in general and administrative expenses related to termination of the management agreement.

(b)         Represents the reduction of interest expense in the amount of $20.6 million related to the reduction in the principal amount of debt, and the reduction in the amortization of debt issue costs and debt discount in the amounts of $0.2 million and $0.3 million, respectively, related to (1) the prepayment of the loan facility between Mattress Intermediate Holdings, Inc., Mattress Holding Corp.’s direct subsidiary, and a group of lenders maturing in January 2015 (the “2009 Loan Facility”) on July 19, 2011, (2) the use of proceeds from the Company’s initial public offering to repay the remaining outstanding balance of the 2009 Loan Facility and the amount of PIK Notes for which a cash prepayment was elected, and (3) the conversion of Convertible Notes and the conversion of the PIK Notes for which a cash prepayment was not elected into shares of the Company’s common stock in connection with the Company’s initial public offering.

(c)      Represents the reduction of loss from extinguishment of debt in connection with the completion of the initial public offering, including prepayments of the 2009 Loan Facility, the PIK Notes and the Convertible Notes.

(d)         Represents the income tax effects of the pro forma adjustments at an effective income tax rate of 37.1%. The effective tax rate is the combination of the federal rate of 35% and the aggregate state rate, net of federal income tax benefit, of 2.1%.  Both historical and pro forma results include a deferred income tax benefit of $20.1 million related to the release of the valuation allowance on deferred tax assets during fiscal year 2011.

(e)          The historical results give effect to a 227,058-for-one stock split effected on November 3, 2011 resulting in 22,399,952 shares of common stock outstanding, as if the stock split had been effected as of the beginning of the period, and the weighted number of shares outstanding at January 31, 2012 from the issuance of (1) 6,388,888 shares of the Company’s common stock in connection with the initial public offering, (2) 2,205,953 additional shares upon the conversion of the Convertible Notes in connection with the offering and (3) 2,774,035 additional shares upon the conversion of the PIK Notes in connection with the offering, in each case at a price or conversion rate equal to the initial public offering price of $19.00 per share. The following table provides the pro forma number of weighted average shares outstanding, which gives effect to issuance of share described in this note as if they had been issued at the beginning of the period:

Basic and Diluted Weighted Average Shares Outstanding
Historical	22,399,952
Issuance for (1)	6,388,888
Issuance for (2)	2,205,953
Issuance for (3)	2,774,035
Pro forma	33,768,828

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under the 2007 Senior Credit Facility with interest rates that vary in direct relationship to changes in the prime interest rate or LIBOR. Our floating rate indebtedness was approximately $230.7 million and $228.7 million at February 1, 2011 and January 31, 2012, respectively. All of our floating rate debt outstanding at January 31, 2012 originated with the term loan portion of our 2007 Senior Credit Facility. If short-term floating interest rates increased by 100 basis points during fiscal 2011, our interest expense would have increased by approximately $2.3 million during that year. This amount is determined by considering the impact of the hypothetical change in interest rates on our average amount of floating rate indebtedness outstanding and cash equivalent balances for fiscal 2011.

Impact of Inflation.    We believe that inflation has not had a material impact on our results of operations for any year during the three-year period ended January 31, 2012. We cannot be sure that inflation will not have an adverse impact on our operating results or financial condition in future periods.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mattress Firm Holding Corp.

We have audited the accompanying consolidated balance sheets of Mattress Firm Holding Corp. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of February 1, 2011 and January 31, 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 31, 2012.  Our audits of the basic financial statements included the financial statement schedules listed in the appendix appearing under Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mattress Firm Holding Corp. and subsidiaries as of February 1, 2011 and January 31, 2012 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Houston, Texas

April 20, 2012

MATTRESS FIRM HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	February 1,	January 31,
	2011	2012
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$4,445	$47,946
Accounts receivable, net	12,033	18,607
Inventories	26,726	40,961
Deferred income taxes	82	12,574
Prepaid expenses and other current assets	10,746	12,054
Total current assets	54,032	132,142
Property and equipment, net	77,601	95,674
Intangible assets, net	84,913	84,795
Goodwill	287,379	291,141
Debt issue costs and other, net	9,708	9,729
Total assets	$513,633	$613,481
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$6,255	$2,414
Accounts payable	29,237	42,396
Accrued liabilities	21,865	31,780
Customer deposits	4,371	6,294
Total current liabilities	61,728	82,884
Long-term debt, net of current maturities	233,784	225,940
Long-term debt due to related parties	158,664	—
Deferred income taxes	29,960	31,045
Other noncurrent liabilities	45,179	49,353
Total liabilities	529,315	389,222
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value; 120,000,000 shares authorized; 22,399,952 and 33,768,828 shares issued and outstanding at February 1, 2011 and January 31, 2012, respectively	224	338
Additional paid-in capital	156,241	361,717
Accumulated deficit	(172,147)	(137,796)
Total stockholders’ (deficit) equity	(15,682)	224,259
Total liabilities and stockholders’ equity	$513,633	$613,481

The accompanying notes are an integral part of these consolidated financial statements.

MATTRESS FIRM HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal	Fiscal	Fiscal
	2009	2010	2011
	(in thousands, except share and per share amounts)
Net sales	$432,250	$494,115	$703,910
Cost of sales	280,506	313,962	428,018
Gross profit from retail operations	151,744	180,153	275,892
Franchise fees and royalty income	2,100	3,195	4,697
	153,844	183,348	280,589
Operating expenses:
Sales and marketing expenses	95,305	113,963	167,605
General and administrative expenses	32,336	34,111	51,684
Goodwill impairment charge	—	536	—
Loss on store closings and impairment of store assets	5,179	2,486	759
Total operating expenses	132,820	151,096	220,048
Income from operations	21,024	32,252	60,541
Other expense (income):
Interest income	(12)	(6)	(9)
Interest expense	27,126	31,063	29,310
Loss (gain) from debt extinguishment	(2,822)	—	5,704
	24,292	31,057	35,005
Income (loss) before income taxes	(3,268)	1,195	25,536
Income tax expense (benefit)	1,405	846	(8,815)
Net income (loss)	$(4,673)	$349	$34,351

Basic and diluted net income (loss) per common share	$(0.21)	$0.02	$1.40
Basic and diluted weighted average shares outstanding	22,399,952	22,399,952	24,586,274

The accompanying notes are an integral part of these consolidated financial statements.

MATTRESS FIRM HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
	(in thousands, except share amounts)
Balances at February 3, 2009	22,399,952	$224	$156,518	$(167,823)	$(11,081)
Stock-based compensation	—	—	84	—	84
Contributed capital	—	—	154	—	154
Net loss	—	—	—	(4,673)	(4,673)
Balances at February 2, 2010	22,399,952	224	156,756	(172,496)	(15,516)
Stock-based compensation	—	—	(515)	—	(515)
Net income	—	—	—	349	349
Balances at February 1, 2011	22,399,952	224	156,241	(172,147)	(15,682)
Issuance of common stock, net of costs	6,388,888	64	110,382	—	110,446
Issuance of common stock upon conversion of PIK notes	2,774,035	28	52,680	—	52,708
Issuance of common stock upon conversion of Convertible Notes	2,205,953	22	41,891	—	41,913
Stock-based compensation	—	—	523	—	523
Net income	—	—	—	34,351	34,351
Balances at January 31, 2012	33,768,828	$338	$361,717	$(137,796)	$224,259

The accompanying notes are an integral part of these consolidated financial statements.

MATTRESS FIRM HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal	Fiscal	Fiscal
	2009	2010	2011
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(4,673)	$349	$34,351
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	16,286	15,448	17,450
Interest expense accrued and paid-in-kind	17,739	23,201	20,575
Loan fees and other amortization	2,335	2,221	2,530
Loss (gain) from debt extinguishment	(2,822)	—	5,704
Deferred income tax benefit	(22)	(118)	(11,271)
Stock-based compensation	84	(515)	523
Goodwill impairment charge	—	536	—
Loss on store closings and impairment of store assets	4,095	1,034	324
Effects of changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	3,306	(6,028)	(6,574)
Inventories	(875)	(2,056)	(10,555)
Prepaid expenses and other current assets	(938)	(2,178)	(1,306)
Other assets	(2,218)	(2,773)	(2,914)
Accounts payable	(12,602)	6,265	13,159
Accrued liabilities	2,150	1,454	9,333
Customer deposits	(28)	1,068	1,518
Other noncurrent liabilities	(960)	4,521	8,828
Net cash provided by operating activities	20,857	42,429	81,675
Cash flows from investing activities:
Purchases of property and equipment	(10,863)	(27,330)	(34,356)
Business acquisitions, net of cash acquired	—	(10,762)	(7,958)
Net cash used in investing activities	(10,863)	(38,092)	(42,314)
Cash flows from financing activities:
Proceeds from issuance of debt	24,191	2,985	40,198
Principal payments of debt	(33,537)	(3,271)	(145,231)
Proceeds from issuance of common stock, net of costs	—	—	110,446
Debt issuance costs	(1,001)	—	(1,273)
Net cash provided by (used in) financing activities	(10,347)	(286)	4,140
Net increase (decrease) in cash and cash equivalents	(353)	4,051	43,501
Cash and cash equivalents, beginning of period	747	394	4,445
Cash and cash equivalents, end of period	$394	$4,445	$47,946

The accompanying notes are an integral part of these consolidated financial statements.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

Business— Mattress Firm Holding Corp., through its wholly owned subsidiaries, is engaged in the retail sale of mattresses and bedding-related products in various metropolitan markets in the United States through company-operated and franchisee-owned mattress specialty stores that operate primarily under the name Mattress Firm. Mattress Firm Holding Corp. conducts its operations through its indirect, wholly owned subsidiary, Mattress Holding Corp. and its subsidiaries (collectively “Mattress Holding”). Mattress Firm Holding Corp. and Mattress Holding are referred to collectively as the “Company.”

Initial Public Offering—On November 23, 2011, the Company completed the initial public offering of 6,388,888 shares of its common stock at a public offering price of $19.00 per share pursuant to a registration statement on Form S-1, as amended (File No. 333-174830), which was declared effective on November 17, 2011. The Company raised a total of $121.4 million in gross proceeds in the initial public offering or approximately $110.4 million in net proceeds after deducting underwriting discounts and commissions of $8.5 million and $2.5 million of offering-related costs.

On November 23, 2011, the Company used a portion of the net proceeds from the initial public offering as follows: (i) $88.8 million to repay in full all amounts outstanding under the 2009 Loan Facility (see Note 5); (ii) $4.6 million to repay in full the Company’s PIK Notes that did not convert into shares of the Company’s common stock upon the completion of the initial public offering (see Note 5); and (iii) $1.6 million to pay accrued management fees and interest thereon and a related termination fee to J.W. Childs Associates, L.P. in connection with the termination of the management agreement between J.W. Childs Associates, L.P. and the Company that became effective with the completion of the initial public offering. The remaining net proceeds after payment of other estimated costs associated with the initial public offering, were retained by the Company for working capital and general corporate purposes.

Furthermore,  in connection with the consummation of the initial public offering, (i) Convertible Notes with an aggregate principal and accrued interest balance of $41.9 million were converted into 2,205,953 shares the Company’s common stock at a price per share equal to the initial public offering price, and (ii) the PIK Notes that were not repaid with net proceeds from the initial public offering, with an aggregate principal and accrued interest balance of $52.7 million, were converted into 2,774,035 shares of the Company’s common stock at a price per share equal to the initial public offering price (see Note 5).

Ownership—Mattress Holdings, LLC owns 22.4 million shares of the Company’s common stock and is the majority stockholder.  Prior to the initial public offering, the Company was a wholly-owned subsidiary of Mattress Holdings, LLC.  Mattress Holdings, LLC is majority owned by JWC Mattress Holdings, LLC, a limited liability company managed by J.W. Childs Associates, Inc. (“J.W. Childs”), and has various minority owners including certain members of the Company’s management (together with J.W. Childs, the “Equity Owners”). Certain of the Equity Owners also own 5.0 million shares of the Company’s common stock through the conversion of Convertible Notes and PIK Notes in connection with the initial public offering.

Basis of Presentation—The accompanying financial statements present the consolidated balance sheets, statements of operations, stockholders’ equity and cash flows of the Company. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year—The Company’s fiscal year consists of 52 or 53 weeks ending on the Tuesday closest to January 31. Each of the fiscal years ended February 2, 2010 (“Fiscal 2009”), February 1, 2011 (“Fiscal 2010”) and January 31, 2012 (“Fiscal 2011) consisted of 52 weeks.

Accounting Estimates— The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are more susceptible to change in the near term are the accruals for sales returns and exchanges, product warranty costs, impairment and store closing costs.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measures—The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term maturity of these instruments. The table below summarizes the estimated fair values and respective carrying values of the Company’s 2007 Senior Credit Facility, 2009 Loan Facility and PIK Notes as of February 1, 2011 and January 31, 2012 (amounts in millions):

	February 1, 2011		January 31, 2012
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Senior Credit Facility	$212.3	$230.7	$223.0	$228.7
2009 Loan Facility	$151.5	$109.8	$—	$—
PIK Notes	$62.7	$48.9	$—	$—

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

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets requiring recurring or non-recurring fair value measurements as previously described consisted of the following (amounts in thousands):

	Net Book Value as of	Fair Value Measurements			Fiscal 2009
	Feb. 2, 2010	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan (Note 13)	$824	$—	$824	$—	$—
Property and equipment requiring impairment (Note 3)	$712	$—	$—	$712	$2,309

	Net Book Value as of	Fair Value Measurements			Fiscal 2010
	Feb. 1, 2011	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan (Note 13)	$1,116	$—	$1,116	$—	$—
Goodwill requiring impairment (Note 4)	$2,610	$—	$—	$2,610	$536
Property and equipment requiring impairment (Note 3)	$290	$—	$—	$290	$1,723

	Net Book Value as of	Fair Value Measurements			Fiscal 2011
	Jan. 31, 2012	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan (Note 13)	$882	$—	$882	$—	$—
Property and equipment requiring impairment (Note 3)	$246	$—	$—	$246	$134

Net Sales—Sales revenue, including fees collected for delivery services, is recognized upon delivery and acceptance of mattresses and bedding products by the Company’s customers and is recorded net of estimated returns. Customer deposits collected prior to the delivery of merchandise are recorded as a liability. Net sales are recognized net of sales tax collected from customers and remitted to various taxing jurisdictions.

Cost of Sales, Sales and Marketing and General and Administrative Expense—The following summarizes the primary costs classified in each major expense category (the classification of which may vary within our industry).

Cost of sales:

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

Sales and marketing expenses:

•                  Advertising and media production;

•                  Payroll and benefits for sales associates; and

•                  Merchant service fees for customer credit and debit card payments, check guarantee fees and promotional financing expense.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

General and administrative expenses:

•                  Payroll and benefit costs for corporate office and regional management employees;

•                  Stock-based compensation costs;

•                  Occupancy costs of corporate facility;

•                  Information systems hardware, software and maintenance;

•                  Depreciation related to corporate assets;

•                  Management fees;

•                  Insurance; and

•                  Other overhead costs.

Vendor Incentives—Cash payments received from vendors as incentives to enter into or to maintain long-term supply arrangements, including new store funds described in the following paragraph, are deferred and amortized as a reduction of cost of sales using a systematic approach. Vendor incentives that are based on a percentage of the cost of purchased merchandise, such as cooperative advertising funds, are accounted for as a reduction of the price of the vendor’s products and result in a reduction of cost of sales when the merchandise is sold. Certain vendor arrangements provide for volume-based incentives that require minimum purchase volumes and may provide for increased incentives when graduated purchase volumes are met. The recognition of earned incentives that vary based on purchase levels includes the effect of estimates of the Company’s purchases of the vendor’s products and may result in adjustments in subsequent periods if actual purchase volumes deviate from the estimates. Vendor incentives that are direct reimbursements of costs incurred by the Company to sell the vendor’s products are accounted for as a reduction of the related costs when recognized in the Company’s results of operations. From time to time, certain vendors provide funds to the Company to advertise their products. The Company recognized $0.9 million, $3.7 million and $3.9 million as a reduction to sales and marketing expense during Fiscal 2009, Fiscal 2010 and Fiscal 2011, respectively related to such direct vendor advertising funds.

The Company receives cash funds from certain vendors upon the opening of a new store (“new store funds”) if the opening results in an increase in the total number of stores in operation. Under the Company’s current supply arrangements, it is obligated to repay a portion of new store funds if an arrangement is terminated early. The Company classifies new store funds as a noncurrent liability and recognizes a pro-rata portion in the results of operations over 36 months.

Sales Returns and Exchanges—The Company accrues a liability for estimated costs of sales returns and exchanges in the period that the related sales are recognized. The Company provides its customers with a comfort satisfaction guarantee whereby the customer may receive a refund or exchange the original mattress for a replacement of equal or similar quality for a period of up to 100 days after the original purchase. Mattresses received back under this policy are reconditioned pursuant to state laws and resold through the Company’s clearance center stores as used merchandise. The Company accrues a liability for the estimated costs related to the revaluation of the returned merchandise to the lower of cost or market, net of anticipated exchange fees charged to the customer, at the time the sale is recorded based upon historical experience. In August 2010, the Company revised its general exchange policy to eliminate the majority of exchange fees previously charged to a customer, which has resulted in a higher estimate of future exchange costs. The Company regularly assesses and adjusts the estimated liability by updating claims rates for actual trends and projected claim costs. A revision of estimated claim rates and claim costs or revisions to the Company’s exchange policies may have a material adverse effect on future results of operations.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Activity with respect to the liability for sales returns and exchanges, included in other accrued liabilities, was as follows (amounts in thousands):

	Fiscal	Fiscal
	2010	2011
Balance at beginning of period	$68	$513
Sales return and exchange provision	1,613	3,651
Sales return and exchange claims	(1,168)	(3,085)
Balance at end of period	$513	$1,079

Product Warranties—The Company provides a 10-year non-prorated manufacturer warranty service period (“basic warranty”), and an additional five-year warranty (“extended warranty”) on certain mattress products. The customer is not charged a fee for warranty coverage and the Company is financially responsible for the basic and the extended warranties on these mattress products. Other mattress products have warranties provided by the manufacturer directly to the customer. The Company accrues for the estimated cost of warranty coverage at the time the sale is recorded. In estimating the liability for product warranties, the Company considers the impact of recoverable salvage value on product received back under warranty. Based upon the Company’s historical warranty claim experience, as well as recent trends that might suggest that past experience may differ from future claims, management periodically reviews and adjusts, if necessary, the liability for product warranties. Activity with respect to the liability for product warranties was as follows (amounts in thousands):

	Fiscal	Fiscal	Fiscal
	2009	2010	2011
Balance at beginning of period	$1,706	$1,802	$2,063
Warranty provision	899	1,265	2,238
Warranty claims	(803)	(1,004)	(1,535)
Balance at end of period	1,802	2,063	2,766
Less: Current portion included in accrued liabilities	648	783	1,285
Noncurrent portion included in other liabilities	$1,154	$1,280	$1,481

Franchise Fees and Royalty Income—The Company has granted franchise rights to private operators for a term of 20 or 30 years on a market-by-market basis. The Company provides standard operating procedure manuals, the right to use systems and trademarks, assistance in site locations of stores and warehouses, training and support services, advertising materials and management and accounting software to its franchisees. The Company is entitled to a nonrefundable initial franchise fee that is recognized in income when all material services have been substantially performed, which is upon the opening of a new store. In addition, the Company earns ongoing royalties based on a percentage of gross franchisee sales, payable twice a month, which are recognized in income during the period sales are recognized by the franchisees.

The Company evaluates the credentials, business plans and the financial strength of potential franchisees before entering into franchise agreements and before extending credit terms for franchise fee and royalty payments. Concentrations of credit risk with respect to accounts receivable with franchisees after considering existing allowances for doubtful accounts, are considered by management to be limited as a result of the small size of the franchisee network relative to company-operated stores and the years of experience with the current franchisee owners. The Company has the right, under the terms of its franchise agreements, to assume the operations of franchisees that do not comply with the conditions of the franchise agreement, including a default on the payments owed to the Company. In such instances, the assumption may involve purchase consideration in the form of cash and the assumption of certain franchisee obligations, including obligations to the Company. Based upon collection experience with existing franchisees allowance for doubtful accounts was $0 and $12,000 as of February 1, 2011 and January 31, 2012, respectively.

Pre-opening Expense—Store pre-opening expenses, which consist primarily of occupancy costs, are expensed as incurred.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising and Media Production Expense—The Company incurs advertising costs associated with print and broadcast advertisements. Such costs are expensed as incurred except for media production costs, which are deferred and charged to expense in the period that the advertisement initially airs. Advertising and media production expense, net of direct funds received from certain vendors, was $29.4 million, $39.1 million, and $60.2 million for Fiscal 2009, Fiscal 2010 and Fiscal 2011, respectively.

Income Taxes—Deferred tax assets and liabilities are reflected on the balance sheet for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes that will reverse in subsequent years. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are estimated to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized.

The Company calculates its current deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified.

The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities. Reserves are provided for potential exposures when it is considered more-likely-than-not that a taxing authority may take a sustainable position on a matter contrary to the Company’s position. The Company evaluates these reserves, including interest thereon, on a periodic basis to ensure that they have been appropriately adjusted for events, including audit settlements that may impact the ultimate payment for such exposure. To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense.

Stock Based Compensation—The Company measures compensation cost with respect to equity instruments granted as share-based payments to employees based upon the estimated fair value of the equity instruments at the date of the grant. The cost as measured is recognized as expense over the period during which an employee is required to provide services in exchange for the award, or to their eligible retirement date, if earlier. The benefit of tax deductions in excess of recognized compensation expense, if any, is reported as a financing cash flow in the Statement of Cash Flows.

The Company follows the SEC’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), as amended by Staff Accounting Bulletin No. 110 (“SAB 110”), which provides supplemental application guidance based on the views of the SEC. The Company estimates the expected term of the stock options, which represents the period of time from the grant date that the Company expects its stock options to remain outstanding, using the simplified method as permitted by SAB 107 and SAB 110. The Company applies the simplified method because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms due to the limited period of time its equity shares have been publicly traded.

Cash and Cash Equivalents—Cash and cash equivalents include cash and highly liquid investments that are readily convertible into cash and have maturities of three months or less when purchased. In addition, cash equivalents include sales proceeds in the course of settlement from credit card merchant service providers, which typically convert to cash within three days of the sales transaction.

Accounts Receivable—Accounts receivable are recorded net of an allowance for expected losses.

The Company offers financing to customers by utilizing the services of independent, third party finance companies that extend credit directly to the Company’s customers with no recourse to the Company for credit related losses. The finance companies have the discretion to establish and revise the credit criteria used in evaluating whether to extend financing to the Company’s customers. Accounts receivable include sales proceeds of financed sales, net of related fees, which are in the course of funding by the finance companies. The Company reviews the financial condition of its finance providers and has experienced only minimal losses on the collection of accounts receivables. Accounts receivable from finance companies are recorded net of an allowance for expected losses of approximately $104,000 and $97,000 as of February 1, 2011 and January 31, 2012, respectively. The remaining receivables are periodically evaluated for collectability and an allowance is established based on historical collection trends and write-off history as appropriate.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts receivable consists of the following (amounts in thousands):

	February 1,	January 31,
	2011	2012
Vendor incentives	$6,370	$11,054
Finance companies	2,247	4,106
Tenant improvement allowances	2,346	2,068
Franchisees and other	1,070	1,379
	$12,033	$18,607

Inventories—Our inventories consist of finished goods inventories of mattresses and other products, including finished goods that are for showroom display in the Company’s stores. Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method and consists primarily of the purchase price paid to vendors, as adjusted to include the effect of vendor incentives that are based on a percentage of the cost of purchased merchandise. The Company does not purchase or hold inventories on behalf of franchisees.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Improvements to leased property are amortized over the shorter of their estimated useful lives or lease periods (including expected renewal periods). Repairs and maintenance are expensed as incurred. Expenditures which extend asset useful lives are capitalized. Depreciation is provided on the straight-line method at rates based on the estimated useful lives of individual assets or classes of assets as follows:

Years
Building	30
Equipment, computers and software	3 – 5
Furniture and fixtures	7
Store signs	7
Vehicles	5

The Company capitalizes costs of software developed or obtained for internal use in accordance with U.S. GAAP. Once the capitalization criteria have been met, external direct costs of materials and services used in development of internal-use software, payroll and payroll related costs for employees directly involved in the development of internal-use software and interest costs incurred when developing software for internal use are capitalized. These capitalized costs are amortized over the useful life of the software on a straight-line basis.

The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is included in the results of operations.

The Company considers future asset retirement obligations, if such obligations can be reasonably estimated, at the time an asset is acquired or constructed with a corresponding increase in the cost basis of the asset. The Company has minimal conditional obligations with respect to the termination and abandonment of leased locations and the estimated fair value is immaterial.

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. The investments in store leasehold costs and related equipment represent the Company’s most significant long-lived assets. The Company evaluates store-level results to determine whether projected future cash flows over the remaining lease terms are sufficient to recover the carrying value of the fixed asset investment in each individual store. If projected future cash flows are less than the carrying value of the fixed asset investment, an impairment charge is recognized to the extent that the fair value, as determined by discounted cash flows or appraisals, is less than the carrying value of such assets. The carrying value of leasehold improvements as well as certain other property and equipment are subject to impairment write-downs as a result of such evaluation. After an impairment loss is recognized, the adjusted carrying amount of the asset group establishes the new accounting basis. As further described in Note 3, the Company has recognized impairment losses during Fiscal 2009, Fiscal 2010 and Fiscal 2011.

Goodwill and Intangible Assets—Assets acquired and liabilities assumed in a business acquisition are recorded at fair value on the date of the acquisition. Purchase consideration in excess of the aggregate fair value of acquired net assets is allocated to

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

identifiable intangible assets, to the extent of their fair value, and any remaining excess purchase consideration is allocated to goodwill. The total amount of goodwill arising from an acquisition may be assigned to one or more reporting units in situations where the acquired business consists of specialty mattress retail operations in multiple metropolitan markets or when other reporting units are expected to benefit from synergies of the combination. The method of assigning goodwill to reporting units shall be reasonable and supportable and applied in a consistent manner and may involve estimates and assumptions. As described in Note 2, the Company has recognized goodwill and acquired intangible assets as a result of business acquisitions.

The Company tests goodwill and other indefinite lived intangible assets for impairment annually and when events and circumstances indicate that the carrying value of these assets may exceed their current fair values. The Company assigns the carrying value of these intangible assets to its “reporting units” and applies the test for goodwill at the reporting unit level. A reporting unit is defined as an operating segment or one level below a segment (a “component”) if the component is a business and discrete information is prepared and reviewed regularly by segment management. Each of the Company’s metropolitan markets is an operating segment. The store unit components that comprise each operating segment are aggregated into a reporting unit on the basis that all stores have similar economic characteristics. All of the Company’s goodwill has been allocated to its metropolitan market reporting units for impairment testing. The test for goodwill impairment involves a qualitative evaluation as to whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying value using an assessment of relevant events and circumstances.  If any reporting unit is concluded to be more likely impaired than not the following steps are performed for such reporting unit: (1) comparing the fair value of a reporting unit with the carrying value of its net assets and (2) if the carrying value exceeds fair value, the fair value of goodwill is compared with the respective carrying value and an impairment loss is recognized in the amount of the excess. The impairment test for indefinite lived assets consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the asset establishes the new accounting basis. As further described in Note 4, the Company recognized a goodwill impairment loss during Fiscal 2010.

Debt Issue Costs and Other Assets—Significant components of other assets include debt issue costs, lease deposits and other assets. Debt issue costs are amortized to interest expense over the term of the related debt instruments. Other assets are amortized over their estimated useful lives. Debt issue costs and other assets are stated net of accumulated amortization of $7.6 million and $9.5 million at February 1, 2011 and January 31, 2012, respectively.

Deferred Lease Liabilities—Rent expense is recognized on a straight-line basis over the lease term (including expected renewal periods), after consideration of rent escalations, rent holidays and up-front payments or rent allowances provided by landlords as incentives to enter into lease agreements. The start of the lease term for the purposes of the calculation is the earlier of the lease commencement date or the date the Company takes possession of the property. A deferred lease liability is recognized for the cumulative difference between rental payments and straight-line rent expense. Deferred lease liabilities are a component of other noncurrent liabilities.

Reportable Segments—The Company’s operations consist primarily of the retail sale of mattresses and bedding-related products in various metropolitan areas in the United States through company-operated and franchisee-operated mattress specialty stores that operate under the name Mattress Firm. The Company also generates sales through its website and special events primarily to customers who reside in the metropolitan markets in which company-operated stores are located. The Company’s chief operating decision maker reviews the aggregated results of company-operated stores at the metropolitan market level, including market-level cost data, consisting primarily of advertising, warehousing and overhead expenses that are directly incurred, managed and reported at the market level. Management focuses on improving the profitability at the market level and, therefore, each company-operated metropolitan market is an operating segment. The company-operated market, website and special events business segments are aggregated into a single reportable segment (“retail segment”) as a result of the similar nature of the products sold and other similar economic characteristics that are expected to continue into future periods. Furthermore, the Company generates franchise fees and royalty income from the operation of franchisee-operated Mattress Firm stores in metropolitan markets in which the Company does not operate. Franchise operations are a separate reportable segment, for which the results of operations, as viewed by management, are fully represented by the franchise fees and royalty income reported on the face of the statements of operations because costs associated with the franchise business are not distinguished from other cost data viewed by management. The Company’s assets are used primarily in the operation of its retail segment and the assets directly attributed to the franchise operations are not separately disclosed because they are not material.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s total net sales are generated from three major categories of products, consisting of (1) conventional mattresses which utilize steel-coil innersprings, (2) specialty mattresses which utilize materials other than steel-coil innersprings and (3) furniture and accessories which include headboards and footboards, bed frames, mattress pads and pillows, and from delivery service revenues. The following table represents the components of our total net sales (amounts in thousands):

	Fiscal	Fiscal	Fiscal
	2009	2010	2011
Conventional mattresses	$258,069	$288,058	$344,502
Specialty mattresses	134,813	160,281	297,828
Furniture and accessories	29,282	33,905	46,740
Total product sales	422,164	482,244	689,070
Delivery service revenues	10,086	11,871	14,840
Total net sales	$432,250	$494,115	$703,910

New Accounting Standards Adopted in this Report—In December 2010, the FASB issued new guidance that modifies Step 1 of the impairment test for goodwill for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In evaluating whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The Company adopted the provisions of this new guidance on February 2, 2011 and it did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In September 2011, the FASB issued new guidance for the testing of goodwill impairment. This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test currently required under U.S. GAAP by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption of the new guidance is permitted.  We adopted this guidance with our Fiscal 2011 year-end goodwill impairment testing.

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

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2011, the FASB issued new guidance to increase the prominence of other comprehensive income in financial statements. This guidance provides the option to present the components of net income and comprehensive income in either one single statement or in two consecutive statements reporting net income and other comprehensive income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires disclosures of gross and net information about financial and derivative instruments eligible for offset in the statement of financial position or subject to a master netting agreement. ASU 2011-11 will be effective for the Company in the first quarter of 2013 and is not expected to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

2. Acquisitions

The Company completed a number of acquisitions of the equity interests or operating assets of specialty mattress retailers. These acquisitions: (a) increase the Company’s store locations and market share in markets in which the Company previously operated, which generally results in greater expense synergies and leverage over market-level costs, such as advertising and warehousing, or (b) provide an efficient way to enter new markets in which the Company did not previously operate and which provide a platform for further growth. Results of operations of the acquired businesses are included in the Company’s results of operations from the respective effective dates of the acquisitions.

Acquisitions During Fiscal 2010—Effective May 13, 2010, the Company acquired the land and building of a Mattress Firm store location in Houston, Texas, for a purchase price of $2.3 million consisting of cash and a mortgage loan in the amount of $2.1 million, as further described in Note 5. No goodwill was recognized related to the transaction.

Effective October 15, 2010, the Company acquired the equity interests of a mattress specialty retailer, Peak Management, LLC (“Peak”), a former Mattress Firm franchisee, for $3.8 million, consisting of cash and a contingent payment that is based on future sales of the acquired stores. The contingent payment in the amount of $2.0 million was paid in December 2011 based on sales results during the 12-month period ending November 30, 2011.  The acquisition added 8 stores in eastern Tennessee and northeast Alabama, which were new areas of Company operations. The acquisition resulted in $3.0 million of goodwill, the majority of which is expected to be deductible for income tax purposes.

Effective December 1, 2010, the Company acquired the equity interests of a mattress specialty retailer, Maggie’s Enterprises, Inc. (“Maggie’s”), for $15.7 million, consisting of cash and issuance of a seller note in the principal amount of $7.2 million, as further described in Note 5. The acquisition added 26 stores, primarily in eastern Virginia, an area where the Company did not previously conduct operations. The acquired stores continue to be operated under the name Mattress Discounters pursuant to a license agreement with the owner of the trade name. The acquisition resulted in $11.1 million of goodwill, the majority of which is expected to be deductible for income tax purposes.

The purchase price paid at closing for several of the acquisitions are subject to typical holdbacks for working capital adjustments and seller indemnifications. Total direct acquisition costs of approximately $0.3 million were charged to general and administrative expense during Fiscal 2010. Resolution of holdbacks and adjustments on 2010 acquisitions resulted in $0.1 million in additional cash used in acquisitions and $0.6 million in additional goodwill during fiscal 2011.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocation of the purchase price to the assets and liabilities of the acquisitions, based on management’s estimate of their fair values, and a reconciliation to the cash provided by the acquisitions on the respective acquisition closing dates is as follows (amounts in thousands):

		Peak and
	Maggie’s	Other	Total
Current assets	$4,024	$970	$4,994
Property and equipment	784	3,103	3,887
Goodwill	11,130	2,978	14,108
Other noncurrent assets	3,319	66	3,385
Current liabilities	(2,148)	(763)	(2,911)
Other noncurrent liabilities	(1,375)	(290)	(1,665)
Total assets acquired, net of liabilities assumed	15,734	6,064	21,798
Reconciliation to cash used in acquisitions:
Contingent payment obligation	—	(1,980)	(1,980)
Seller notes issued	(7,200)	—	(7,200)
Cash of acquired businesses	(1,769)	(87)	(1,856)
Cash used in acquisitions, net of cash acquired	$6,765	$3,997	$10,762

The net sales, pre-tax income and net income included in the Company’s Fiscal 2010 results of operations related to the acquisition of Maggie’s from the acquisition date to February 1, 2011 were $3.2 million, $0.3 million and $0.2 million, respectively.

The following table presents the consolidated financial information of the Company on a pro forma basis, assuming that the acquisition of Maggie’s had occurred as of February 3, 2010. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisitions and are expected to have a continuing impact on the consolidated results. These items include adjustments to record incremental depreciation and amortization expense related to the increase in fair value of the acquired assets.

The unaudited financial information set forth below has been compiled from the historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future (amounts in thousands):

	Fiscal 2009			Fiscal 2010
	As Reported	Pro Forma Adjustments	Pro Forma	As Reported	Pro Forma Adjustments	Pro Forma
Net sales	$432,250	$21,873	$454,123	$494,115	$20,341	$514,456
Net income (loss)	(4,673)	165	(4,508)	349	147	496
Diluted net income (loss) per common share	$(0.21)	$0.01	$(0.20)	$0.02	$—	$0.02

Acquisition During Fiscal 2011—Effective November 15, 2011, the Company acquired the leasehold interests, store assets, distribution center assets and related inventory, and assumed certain liabilities, of Mattress Giant Corporation relating to the operation of 55 mattress specialty retail stores and three distribution centers located in the states of Georgia, Missouri, Illinois and Minnesota for a cash purchase price of approximately $7.9 million.  The acquired stores will be rebranded as Mattress Firm stores during Fiscal 2012. The acquisition resulted in $3.2 million of goodwill, the majority of which is expected to be deductible for income tax purposes.

The final purchase price is subject to purchase price holdbacks for adjustments up to $0.5 million which had not settled as of January 31, 2012. Total direct acquisition costs of approximately $0.6 million were charged to general and administrative expense during Fiscal 2011.

The allocation of the purchase price to the assets and liabilities of the acquisitions, based on management’s estimate of their fair values, and a reconciliation to the cash provided by the acquisitions on the respective acquisition closing dates is as follows (amounts in thousands):

Current assets	$3,815
Property and equipment	1,414
Goodwill	3,165
Intangible assets	150
Other noncurrent assets	81
Current liabilities	(404)
Other noncurrent liabilities	(363)
Cash used in acquisitions, net of cash acquired	$7,858

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	February 1,	January 31,
	2011	2012
Land	$1,159	$1,159
Building	1,621	1,621
Leasehold improvements	91,910	118,546
Equipment, computers and software	20,833	23,683
Store signs	10,576	12,762
Furniture and fixtures	8,861	10,478
Vehicles	507	474
	135,467	168,723
Accumulated depreciation	(57,866)	(73,049)
	$77,601	$95,674

Based upon the review of the performance of individual stores, and a decline in performance of certain stores, impairment losses of approximately $2.3 million, $1.7 million and $0.1 million were recognized during Fiscal 2009, Fiscal 2010 and Fiscal 2011, respectively, which are reported as a component of “Loss on store closings and impairment of store assets” in the Statements of Operations. The impairment loss amounts were determined as the excess of the carrying value of property and equipment of those stores with potential impairment in excess of the estimated fair value based on estimated cash flows. Estimated cash flows are primarily based on projected revenues, operating costs and maintenance capital expenditures of individual stores and are discounted based on comparable industry average rates for weighted average cost of capital.

4. Goodwill and Intangible Assets

A summary of the changes in the carrying amounts of goodwill and non-amortizable intangible assets for Fiscal 2010 and 2011 were as follows (amounts in thousands):

		Nonamortizable
	Goodwill	Intangibles
Balance at February 2, 2010	$273,807	$80,600
Current period business acquisitions	14,108	—
Impairment charge	(536)	—
Balance at February 1, 2011	287,379	80,600
Prior year business acquisition adjustment	597	—
Current period business acquisitions	3,165	—
Balance at January 31, 2012	$291,141	$80,600

The amounts of accumulated goodwill impairment were $143.9 million, $144.4 million and $144.4 million as of February 2, 2010, February 1, 2011 and January 31, 2012, respectively. All amounts of goodwill impairment are attributable to the Company’s retail reportable segment.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the changes in the carrying amounts of amortizable intangible assets for Fiscal 2010 and 2011 were as follows (amounts in thousands):

	Gross	Accumulated	Net Carrying
	Cost	Amortization	Value
Balance at February 2, 2010	$2,718	$(1,353)	$1,365
Current period business acquisitions	3,255	—	3,255
Amortization expense	—	(307)	(307)
Balance at February 1, 2011	5,973	(1,660)	4,313
Current period business acquisitions	150	—	150
Reacquired franchise rights	205	—	205
Amortization expense	—	(473)	(473)
Balance at February 1, 2012	$6,328	$(2,133)	$4,195

The components of intangible assets were as follows (dollar amounts in thousands):

	Useful Life	February 1,	January 31,
	(Years)	2011	2012
Nonamortizing:
Trade names and trademarks		$80,600	$80,600
Amortizing:
Franchise agreement rights	20	$1,000	$1,205
Acquired trade names	2-20	3,965	4,035
Non-compete agreements	3-5	1,008	1,088
		5,973	6,328
Accumulated amortization		(1,660)	(2,133)
		4,313	4,195
		$84,913	$84,795

Expense included in general and administrative expense related to the amortization of intangible assets was $0.5 million, $0.3 million and $0.5 million for Fiscal 2009, Fiscal 2010 and Fiscal 2011, respectively.

The weighted average amortization period remaining for intangible assets is 16 years. Amortization expense for intangible assets at January 31, 2012, is expected to be as follows for each of the next five fiscal years ending on or about January 31 (amounts in thousands):

2013	$462
2014	$271
2015	$253
2016	$233
2017	$233

Goodwill is related to purchase price allocation resulting from acquisitions. The Company’s operations are comprised of market-level operating segments that are each a reporting unit for goodwill impairment purposes. To the extent Step 2 of the goodwill impairment test is required, it consists of (1) comparing the fair value of a reporting unit with the carrying value of its net assets and (2) if the carrying value exceeds fair value, the fair value of goodwill is compared with the respective carrying value and an impairment loss is recognized in the amount of the excess. An estimated fair value of the enterprise, which was allocated to each reporting unit for goodwill impairment purposes, was derived by a combination of an income approach and a market approach, which incorporates both management’s views and those of the market. The income approach provides an estimated fair value based on the Company’s anticipated cash flows that are discounted using a weighted average cost of capital rate. The market approach provides an estimated fair value based on multiples

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of operating results to enterprise value of comparable publicly-traded entities that are applied to the Company’s historical operating results. The estimated fair values computed using the income approach and the market approach are then weighted and combined into a single fair value. The primary assumptions used in the income approach are estimated cash flows and weighted average cost of capital. Estimated cash flows are primarily based on projected revenues, operating costs and capital expenditures and are discounted based on comparable industry average rates for weighted average cost of capital.

For the goodwill impairment test performed for Fiscal 2010, the amount of enterprise value allocated to the Company’s reporting units was less than carrying values of net assets, inclusive of goodwill, for two reporting units, which experienced declines in results of operations in Fiscal 2010. As a result, the Company performed the second step of the goodwill impairment and determined that the carrying value of goodwill exceeded the fair value for the two reporting units and, accordingly, a non-cash impairment charge of $0.5 million was recognized in Fiscal 2010.

5. Notes Payable and Long-term Debt

Notes payable and long-term debt consist of the following (amounts in thousands):

	February 1	January 31,
	2011	2012
2007 Senior Credit Facility	$230,243	$228,330
Equipment financing and other notes payable	551	24
Seller Notes	7,200	—
Mortgage loan	2,045	—
Total long-term debt	240,039	228,354
	6,255	2,414
Long-term debt, net of current maturities	$233,784	$225,940

2009 Loan Facility	$109,755	$—
PIK Notes	48,909	—
Convertible Notes	—	—
Total long-term debt due to related parties	$158,664	$—

2007 Senior Credit Facility—On January 18, 2007, Mattress Holding, an indirect subsidiary of the issuer, entered into a credit agreement with UBS Securities LLC and certain of its affiliates and other lenders for a senior secured term loan and revolving credit facility, which was amended and restated on February 16, 2007 (as amended and restated, the “2007 Senior Credit Facility”). Outstanding borrowings at February 1, 2011 and January 31, 2012, are reported net of an unamortized discount of approximately $489,000 and $339,000, respectively.

The revolving loan portion of the 2007 Senior Credit Facility provides Mattress Holding with up to $25.0 million in outstanding revolving borrowings, with up to $15.0 million of that amount available for the issuance of letters of credit. During Fiscal 2010, Mattress Holding borrowed under the revolving facility a total of $2.0 million, which was subsequently repaid during the period. There were no outstanding borrowings at February 1, 2011 or January 31, 2012. Outstanding letters of credit on the revolving facility were $1.0 million at January 31, 2012, resulting in $24.0 million of availability for borrowings and up to $14.0 million of that amount available for the issuance of letters of credit.

Borrowings under the 2007 Senior Credit Facility bear interest at a floating rate and may be maintained, at Mattress Holding’s option, as “base rate loans” (tied to the greater of the prime rate or the federal funds rate plus 0.5%) plus an “applicable margin rate,” or as “Eurocurrency rate loans” tied to LIBOR plus an applicable margin rate. The applicable margin rate percentages for term loans are 1.25% for base rate loans and 2.25% for Eurocurrency rate loans. The weighted average interest rate applicable to outstanding borrowings was 2.6% at both February 1, 2011 and January 31, 2012.

Outstanding borrowings under the term loan portion of the 2007 Senior Credit Facility are payable in quarterly installments of approximately $599,000 with the outstanding balance due at maturity on January 18, 2014. Furthermore, Mattress Holding is subject to an annual principal prepayment in an amount equal to a portion of “excess cash flow,” as defined in the 2007 Senior Credit

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility, payable no later than 120 days after the end of each fiscal year. Such prepayments are first applied to reduce scheduled quarterly principal repayments for the next four quarters and then to reduce future quarterly payments through maturity on a pro-rata basis. Mattress Holding made excess cash flow payments in the amounts of approximately $0.8 million and $2.1 million on June 1, 2011 and May 21, 2010, respectively, with respect to excess cash flows related to Fiscal 2009 and 2010, respectively. The prepayments of approximately $0.8 million and $2.1 million were classified as current maturities of long-term debt as of February 2, 2010 and February 1, 2011, respectively. There are certain mandatory prepayment requirements resulting from asset sale proceeds, debt issuance proceeds and casualty and condemnation proceeds. No such prepayments were required in Fiscal 2009, Fiscal 2010 or Fiscal 2011. Mattress Holding may make prepayments on the loan without penalty.

The 2007 Senior Credit Facility is guaranteed by, subject to certain exceptions, Mattress Holding’s immediate parent entity, Mattress Holdco, and by each of the existing and future subsidiaries of Mattress Holding. All obligations under the 2007 Senior Credit Facility, and the guarantees of those obligations, are secured by substantially all of the existing and future property and assets of Mattress Holding and the guarantors under the 2007 Senior Credit Facility, and by a pledge of Mattress Holding’s capital stock and the capital stock of each of its subsidiaries. Mattress Holding is subject to certain financial covenants under the agreement principally consisting of maximum debt leverage and minimum interest coverage ratios. Subject to certain restrictions, Mattress Holding has the ability to exercise equity cure rights, which allow the inclusion of capital contributions received from Mattress Firm Holding Corp. in the results of operations for the purpose of measuring the maximum debt leverage and minimum interest coverage ratios. In addition, the 2007 Senior Credit Facility places limits on the amounts of annual capital expenditures and contains restrictions on, subject to certain exceptions, including, but not limited to, engaging in transactions with affiliates; prepaying subordinated debt; incurring indebtedness and liens; declaring dividends or redeeming or repurchasing capital stock; making loans and investments; and engaging in mergers, acquisitions, consolidations and asset sales. On March 20, 2009, Mattress Holding exercised an equity cure right through the receipt of a capital contribution from Mattress Firm Holding Corp. (from the proceeds of the issuance of a PIK Note further described below) in the amount of $16.9 million in cash to maintain compliance with financial covenants in Fiscal 2008. Mattress Holding was in compliance with all loan covenants at January 31, 2012.

Seller Notes—In connection with the acquisition of Maggie’s on December 1, 2010 (further described in Note 2), Mattress Holding, through its subsidiary, Mattress Firm, Inc., issued unsecured promissory notes in the aggregate principal amount of $7.2 million to the sellers of the business. Such notes bore interest at 8.0% and were payable in eight equal quarterly installments of principal and interest through November 2012. On July 29, 2011, the Company prepaid the Seller Notes in full.

Mortgage Loan—In connection with the purchase of a store property on May 13, 2010 (further described in Note 2), Mattress Holding entered into a mortgage loan with a financial institution at an interest rate equal to the greater of 5.25% or the prime rate plus 1.5%. The loan was payable in monthly installments of principal and interest of approximately $14,000, subject to future revisions from prime rate fluctuations, with the remaining outstanding balance payable at maturity on May 13, 2015. On July 29, 2011, the Company prepaid the mortgage loan in full.

Equipment Financing and Other Short-Term Notes Payable—Mattress Holding and its subsidiaries have various outstanding notes payable related to the purchase of equipment and other uncollateralized notes payable at 6.8% interest with monthly principal and interest payments of various amounts through 2013. Equipment financing notes payable are collateralized by certain equipment with carrying values that approximate the outstanding principal balances of the related notes payable.

Debt With Related Parties

2009 Loan Facility—On January 18, 2007, Mattress Holding entered into a financing agreement with a group of institutional investors that also own equity interests in Mattress Holdings, LLC, for a senior subordinated loan facility for term borrowings in the original amount of $120.0 million. The financing agreement was amended on February 16, 2007, which included a prepayment of the original borrowing in the amount of $40.0 million (the “2007 Subordinated Loan Facility”). The 2007 Subordinated Loan Facility was originally guaranteed by each existing subsidiary of Mattress Holding and its immediate parent Mattress Holdco, Inc. (“Mattress Holdco”). On March 20, 2009, Mattress Intermediate Holdings. Inc. (“Mattress Intermediate”), an indirect parent of Mattress Holding and a direct subsidiary of Mattress Firm Holding Corp., assumed all obligations of Mattress Holding in respect of the 2007 Subordinated Loan Facility, including accrued interest through such date, and the obligations and guarantees of Mattress Holding, Mattress Holdco and their respective subsidiaries were released and discharged. In connection therewith, the 2007 Subordinated Loan Facility was amended and restated (“2009 Loan Facility”).

Effective March 20, 2009, borrowings under the 2009 Loan Facility bore interest at 16% per annum. Accrued interest was payable quarterly by adding such interest to the principal amount outstanding on each interest payment date. The 2009 Loan Facility

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

required no principal payments prior to its maturity on January 18, 2015, except for mandatory quarterly principal payments on or after March 20, 2014 to the extent required to prevent the loan from being considered an “applicable high yield discount obligation” within the meaning of the Internal Revenue Code. All obligations under the 2009 Loan Facility were unsecured.

The amendment and restatement resulting in the 2009 Loan Facility was recognized as an extinguishment of the 2007 Subordinated Loan Facility for financial reporting purposes. Accordingly, the carrying value of the debt was adjusted to its estimated market value as of March 20, 2009, which resulted in a $5.8 million debt discount and a gain on extinguishment, net of a loss of $2.8 million from the write off of unamortized debt issue costs, resulting in the recognition of a net gain on debt extinguishment of $2.8 million during Fiscal 2009. The debt discount was being amortized over the remaining term of the 2009 Loan Facility, resulting in a 17.2% effective interest rate. The Company incurred $1.0 million of direct costs related to the amendment and restatement, which was being amortized over the remaining term of the 2009 Loan Facility.

There was an aggregate of $109.8 million and zero outstanding under the 2009 Loan Facility as of February 1, 2011 and January 31, 2012, respectively, net of an unamortized discount of $5.4 million and zero, respectively. On July 19, 2011, the Company made a voluntary prepayment of $40.0 million under the 2009 Loan Facility. On November 23, 2011 the Company used $88.8 million of the net proceeds from the initial public offering to repay in full all amounts outstanding under the 2009 Loan Facility.  In connection with the voluntary prepayments, the Company recognized a loss on debt extinguishment in the amount of $5.7 million during Fiscal 2011.

PIK Notes—At various times from October 24, 2007 through May 20, 2009, Mattress Firm Holding Corp. issued paid-in-kind notes (“PIK Notes”) to certain equity investors of Mattress Holdings, LLC and certain affiliates of those equity investors. The proceeds from each separate issuance were contributed to the equity of Mattress Holding for various purposes.  Under the terms issued, the PIK Notes would mature at various dates between October 24, 2012 and March 19, 2015.

The PIK Notes bore interest at a rate of 12% per annum. Accrued interest was payable either annually or semiannually, as was applicable for each separate note issuance, with each such interest payment made through the addition of such interest amount to the outstanding principal amount of each of the PIK Notes. The PIK Notes required no principal payments prior to their maturity and the Company was permitted to prepay the PIK Notes, in whole or in part, at anytime without premium or penalty. The PIK Notes were not guaranteed by any of the Company’s subsidiaries or parent entities and all obligations under the PIK Notes were unsecured.

On November 23, 2011, in connection with the consummation of the initial public offering, (1)  the Company used $4.6 million of the net proceeds from the initial public offering to repay in full the Company’s PIK Notes that did not convert into shares of the Company’s common stock upon the completion of the initial public offering and (2) the aggregate remaining principal and accrued interest balance of $52,7 million were converted into 2,774,035 shares the Company’s common stock at a price per share equal to the initial public offering price of $19.00 per common share.

Convertible Notes—On July 19, 2011, the Company issued convertible notes in an aggregate principal amount of $40.2 million (“Convertible Notes”) to certain equity investors of Mattress Holdings, LLC and certain affiliates of those equity investors. The Convertible Notes bore interest at a rate of 12%, payable annually on July 18 of each year through the addition of the accrued interest to the outstanding principal balance of the notes.  The Convertible Notes were to mature on July 18, 2016, although the Company was permitted to prepay the Convertible Notes, in whole or in part, at any time without premium or penalty. The Convertible Notes did not contain any financial or operating covenants. Pursuant to an automatic conversion feature, on November 23, 2011, in connection with the consummation of the initial public offering, the Convertible Notes with an aggregate principal and accrued interest balance of $41.9 million converted into 2,205,953 shares of common stock at a price per share equal to the initial public offering price of $19.00 per common share.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future Maturities of Notes Payable and Long-Term Debt—The aggregate maturities of notes payable and long-term debt at January 31, 2012 were as follows (amounts in thousands):

Fiscal year ending on or about January 31:
2013	$2,414
2014	226,279
2015	—
2016	—
2017	—
Thereafter	—
$228,693

6. Income Taxes

Income tax expense consists of the following (amounts in thousands):

	Fiscal	Fiscal	Fiscal
	2009	2010	2011
Current:
Federal	$—	$—	$291
State	1,427	964	2,165
	1,427	964	2,456
Deferred:
Federal	(22)	—	(10,912)
State	—	(118)	(359)
	(22)	(118)	(11,271)
Total income tax expense (benefit)	$1,405	$846	$(8,815)

The differences between the effective tax rate reflected in the provision for income taxes on income (loss) before income taxes and the statutory federal rate is as follows (amounts in thousands, except for percentages):

	Fiscal	Fiscal	Fiscal
	2009	2010	2011
Computed tax at 35% of income (loss) before income taxes	$(1,144)	$419	$8,938
State income taxes, net of federal income tax benefit	1,072	627	2,168
Stock-based compensation	30	(180)	53
Goodwill impairment	—	164	—
Change in valuation allowance	1,419	(234)	(20,050)
Other	28	50	76
Total income tax expense (benefit)	$1,405	$846	$(8,815)
Effective income tax rate	(43.0)%	70.7%	(34.5)%

The effective tax rate was (34.5%) for the year ended January 31, 2012, compared to 70.7% for the year ended February 1, 2011, and differs primarily as a result of the Company releasing all of its valuation allowance during Fiscal 2011.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

	February 1, 2011		January 31, 2012
	Current	Noncurrent	Current	Noncurrent

Deferred income tax assets:
Allowance for doubtful accounts	$39	$—	$36	$—
Inventories	465	—	682	—
Accrued liabilities	2,043	—	2,799	—
Noncurrent liabilities	—	1,788	—	3,392
Charitable contribution carryforward	—	107	250	—
Tax credits	—	366	654	—
Net operating loss carryforward	—	14,941	8,286	—
Goodwill	—	3,917	—	2,328
	2,547	21,119	12,707	5,720
Valuation allowance	(2,376)	(17,674)	—	—
	171	3,445	12,707	5,720

Deferred income tax liabilities:
Nonamortizing intangible assets	—	(29,878)	—	(30,053)
Other current assets	(89)	—	(133)	—
Amortizable intangible assets	—	(806)	—	(756)
Property and equipment	—	(2,721)	—	(5,956)
	(89)	(33,405)	(133)	(36,765)
Net deferred income tax assets (liabilities)	$82	$(29,960)	$12,574	$(31,045)

Certain reclassifications have been made to the prior year deferred tax assets and liabilities to conform to current period financial statement presentation with no effect on our previously reported net deferred income tax assets (liabilities) on the consolidated financial position, results of operations or cash flows.

At January 31, 2012, the Company had approximately $38 million of net operating loss carryforwards that expire at various dates beginning in 2018, if not utilized to offset future taxable income.

The Company has net tax basis in excess of book basis in amortizable goodwill of approximately $5.0 million related to goodwill recorded on certain acquisitions, which occurred through the end of Fiscal 2011. The tax basis in amortizable goodwill in excess of the related book basis is not recognized in deferred tax assets. To the extent the amortization of the excess tax basis results in a cash tax benefit, the benefit will first go to reduce goodwill, then other long-term intangible assets, and then tax expense. As of January 31, 2012, the Company has not received any cash tax benefit related to the amortization of excess tax basis of approximately $3.9 million.

As of February 2, 2011, the Company provided a valuation allowance in the amount of $20.1 million to reduce deferred tax assets related to net operating loss carryforwards and other deductible temporary differences to the amount that was considered more-likely-than-not to be realized. The determination that a valuation allowance was required was based in part on the existence of operating losses in prior fiscal years, as adjusted for permanent differences. As of January 31, 2012, operating income in recent periods and projected future taxable income, including income associated with the cessation of interest deductions resulting from Fiscal 2011 debt retirements and the future reversal of temporary differences related to existing deferred tax liabilities, provides sufficient evidence that it is more-likely-than-not that deferred tax assets will be realized in future periods.  Accordingly, the Company recognized a deferred tax benefit during Fiscal 2011 in the amount of $20.1 million, consisting of a $5.9 million reduction resulting primarily from the utilization of a net operating loss carryforwards and a $14.2 million reduction resulting from the year-end evaluation supporting that deferred tax assets will be realized in future periods.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company and its subsidiaries are included in a consolidated income tax return in the U.S. federal jurisdiction and file separate income tax returns in several states. The Company and its subsidiaries are no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before the tax year ending February 3, 2009 and are not currently undergoing an income tax examination in any jurisdiction.

The Company’s accounting policy with respect to uncertain tax positions is described in Note 1. All unrecognized tax benefits were in connection with a previous acquisition, and resulted in a $0.4 million increase to goodwill, with a corresponding reduction of deferred tax assets related to net operating loss carryforwards. These unrecognized tax benefits, if recognized, would be recorded in the statement of operations and thus would impact the company’s effective tax rate in the period in which they are recognized. Unrecognized tax benefits, if recognized, will favorably affect the Company’s effective income tax rate upon recognition.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has not accrued any interest expense on unrecognized tax benefits as of January 31, 2012. The Company does not anticipate it will be assessed penalties on this filing position. The Company does not expect that any significant changes will occur in unrecognized tax benefits over the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits for Fiscal 2010 and 2011 is as follows (amounts in thousands):

Balance at beginning of period	$369
Change	—
Balance at February 2, 2010	369
Change	—
Balance at February 1, 2011	369
Increases related to prior year tax positions	4
Balance at January 31, 2012	$373

7. Accrued Liabilities and Other Noncurrent Liabilities

The Company estimates certain material expenses in an effort to recognize those expenses in the period incurred. The most material estimates relate to lease commitment reserves related to store closings (see Note 8), product warranty returns (see Note 1) and insurance-related expenses, significant portions of which are self-insured related to workers’ compensation and employee health insurance. The ultimate cost of our workers’ compensation insurance accruals is recorded based on actuarial valuations and historical claims experience. Our employee medical insurance accruals are recorded based on our medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. We maintain stop-loss coverage to limit the exposure to certain insurance-related risks. Differences in our estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. Historically, such differences have not been significant.

Accrued liabilities consist of the following (amounts in thousands):

	February 1,	January 31,
	2011	2012
Employee wages, payroll taxes and withholdings	$3,327	$7,861
Unbilled advertising	1,400	5,212
Sales tax	3,352	4,720
Income tax payable	1,419	1,985
Insurance	886	1,652
Accrued construction in-progress costs	958	1,489
Product warranty returns	783	1,285
Accrued employee compensated absences	869	1,114
Accrued interest	629	575
Acquisition holdbacks and contingent payment	1,980	324
Other	6,262	5,562
	$21,865	$31,780

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other noncurrent liabilities consist of the following (amounts in thousands):

	February 1,	January 31,
	2011	2012
Deferred lease liabilities	$34,511	$39,344
Deferred vendor incentives	4,311	7,646
Product warranty returns, less current portion	1,280	1,481
Accrued interest	3,160	—
Related party management fees	800	—
Other	1,117	882
	$45,179	$49,353

8. Store Closings

Management reviews the performance of individual stores to determine whether to renew or extend leases or to close a store at or prior to the lease termination date. Results of operations and estimated closing costs from individual store and warehouse location closings are included in continuing operations. Management also reviews retail operating results at the market level in determining whether to exit and close all store and warehouse locations in a market based on an evaluation of the investment required to improve market results to an acceptable level and the estimated costs to discontinue operations. Each market is an operating segment and, accordingly, operating results of stores and warehouses closed for an entire market and the related loss from closing are reported as discontinued operations. The Company did not exit any markets during Fiscal 2009, Fiscal 2010 or Fiscal 2011.

Costs associated with location closings:  The Company remains directly liable for future lease obligations for certain closed store and warehouse locations and contingently liable for locations that are assigned to third parties. The Company may enter into sublease agreements with third parties for certain closed locations while retaining the primary lease obligation with landlords. The Company accrues a liability for the estimated future costs to close locations at the time of closing. Such accruals include, as applicable, the difference between future lease obligations and anticipated sublease rentals. Future contingent lease commitments related to assigned and subleased properties and the related future sublease rentals are disclosed in Note 10.

The change in the estimated liability for location closing costs, which is included in other accrued liabilities, is as follows (amounts in thousands):

	Fiscal	Fiscal	Fiscal
	2009	2010	2011
Balance at beginning of period	$1,482	$1,714	$153
Increase (decrease) in store closing reserves:
Lease costs paid	(1,973)	(2,304)	(784)
Sublease income	413	478	512
Closed store additions	1,208	371	650
Adjustments to existing reserves	584	(106)	33
Balance at end of period	$1,714	$153	$564

The Company revises the estimated liability for location closing costs when new facts and circumstances become available. It is reasonably possible that the Company’s actual future costs to sublease or otherwise terminate leases related to closed properties could be different than the estimate as a result of economic conditions outside the control of the Company and that the effects could be material to the Company’s consolidated financial statements.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders’ Equity

Dividends

As a holding company, the ability of Mattress Firm Holding Corp. to pay dividends is limited by its ability to receive dividends or distributions from its subsidiaries.  The 2007 Senior Credit Facility imposes restrictions on Mattress Holding with respect to the payment of dividends to Mattress Firm Holding Corp.

Common Stock

On November 3, 2011, the Company’s Board of Directors approved an increase in the number of authorized shares of the Company’s common stock to 120,000,000 and a 227,058-for-one forward stock split of the Company’s common stock, with no corresponding change to the par value. All common share numbers and per share amounts for all periods presented have been adjusted retroactively.

As further described in Note 1, the Company completed an initial public offering of 6,388,888 shares of common stock on November 23, 2011 at $19 per share, resulting in $110.4 million of net proceeds after deducting underwriting discounts and commissions of $8.5 million and $2.5 million of offering related costs.  In addition, as further described in Notes 1 and 5, the Company issued an aggregate of 4,979,988 shares of common stock in the conversion of PIK Notes and Convertible Notes in connection with the completion of the offering.

Common Stock Reserved for Future Issuance

As further described in Note 14, approximately 4.2 million shares of common stock are reserved for issuances under the 2011 Omnibus Incentive Plan.

Earnings per Share

Basic net income (loss) per common share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, adjusted to reflect potentially dilutive securities using the treasury stock method for stock option awards. Diluted net income per common share adjusts basic net income per common share for the effects of stock options and other potentially dilutive financial instruments only in the periods in which such effect is dilutive.  Diluted net income per common share for Fiscal 2011 excludes stock options for the purchase of 1,223,874 shares of common stock as their inclusion would be anti-dilutive.

10. Commitments and Contingencies

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

Total expense incurred under operating leases, consisting of base rents and other expenses (comprised primarily of common area maintenance, property tax, and insurance), is as follows (amounts in thousands):

	Base	Other	Total Lease
	Rents	Expense	Expense
Fiscal 2009	$59,521	$14,043	$73,564
Fiscal 2010	$63,932	$16,931	$80,863
Fiscal 2011	$76,108	$16,879	$92,987

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments under operating leases as of January 31, 2012, related to properties operated by the Company (amounts in thousands):

Fiscal year ending on or about January 31:
2013	$81,852
2014	70,412
2015	57,785
2016	44,587
2017	29,660
Thereafter	53,272
$337,568

The Company remains directly and contingently obligated under lease agreements related to leased properties no longer operated by the Company as further described in Note 8. In certain instances, the Company has entered into assignment and sublease agreements with third parties, although the Company remains contingently liable with respect to future lease obligations for such leased properties. Future minimum lease payments under operating leases as of January 31, 2012, associated with properties no longer operated by the Company, and the related future sublease rentals (amounts in thousands):

	Company’s	Sublease
	Commitment	Rentals
Fiscal year ending on or about January 31:
2013	$768	$476
2014	709	492
2015	497	422
2016	409	400
2017	416	406
Thereafter	572	564
	$3,371	$2,760

The Company guarantees and is primarily liable for approximately $1.2 million in future lease commitments through November 30, 2017 with respect to a real estate lease of a franchisee.

The Company has contracts related to sponsorships and space rentals at special event venues, with future minimum commitments as of January 31, 2012 of $2.1 million and $2.1 million for Fiscal 2012 and 2013, respectively.

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On May 26, 2011, the Company settled a lawsuit involving alleged violations of the Fair Labor Standards Act brought in April 2010 by a former employee. The Company paid the settlement amount of $1.6 million to a claims-made reversionary fund on August 9, 2011, and such amount was recognized in sales and marketing expenses during Fiscal 2010 and was included in accrued liabilities at February 1, 2011. The Company is entitled to recover any funds from the claims-made reversionary fund not distributed pursuant to the terms of the settlement. Funds that will revert back to the Company (if any) will be recognized as a reduction of expense when the claim settlement process concludes. The Company does not believe that the ultimate resolution of this matter will result in additional charges in excess of the amounts already accrued.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Concentration Risk

Financial instruments that potentially subject the Company to concentrations of risk are primarily cash and cash equivalents and accounts receivable. Information with respect to the credit risk associated with accounts receivable is described in Note 1.

The Company places its cash deposits with financial institutions. At times, such amounts may be in excess of the federally insured limits. Management believes the financial strength of the financial institutions minimizes the credit risk related to the Company’s deposits.

12. Related Party Transactions

Management Fees

The Company incurred management fees and other direct expenses from affiliates of J.W. Childs under the terms of a management agreement, prior to the termination of the agreement on November 23, 2011.  Beginning on March 20, 2009, and continuing until the termination of the agreement, the Company was not required to pay accrued management fees until such time as the Company began making interest payments related to the outstanding amounts under the 2009 Loan Facility (see Note 5).  Interest on the outstanding balance of accrued management fees accrued at a rate of 16%, and all accrued interest was added to the outstanding balance of accrued management fees.  Other noncurrent liabilities included accrued management fees, including interest, of approximately $0.8 million at February 1, 2011. On November 23, 2011, the management agreement was terminated in connection of Company’s initial public offering, and $1.6 million of the net proceeds raised in the offering were used to pay the outstanding balance accrued management fees, including interest accrued thereon, and a management agreement termination fee of $360,000.  The aggregate amount of management fees, interest expense accrued thereon, and the termination fee recognized in the Company’s results of operations totaled $0.4 million, $0.4 million and $0.6 million for Fiscal 2009, Fiscal 2010 and Fiscal 2011, respectively.

2009 Loan Facility, PIK Notes and Convertible Notes

As further described in Note 5, prior to the completion of the initial public offering on November 23, 2011, the Company had outstanding debt with parties that own equity interests in Mattress Holdings LLC and certain affiliates of those equity investors, consisting of the 2009 Loan Facility, PIK Notes and Convertible Notes (collectively, “Related Party Debt”).  Interest accrued on Related Party Debt was paid through the addition of the accrued interest to the outstanding principal amount of debt.  In connection with the completion of the initial public offering, the total outstanding obligations of Related Party Debt was paid off with net proceeds from the offering or were converted to shares of the Company’s common stock.  The aggregate outstanding borrowings on Related Party Debt was $158.7 million at February 1, 2011 and $188.0 million at November 23, 2011, prior to completion of the initial public offering.  Interest expense on Related Party Debt included in the result of operations totaled $17.7 million, $23.2 million and $20.6 million in Fiscal 2009, Fiscal 2010 and Fiscal 2011, respectively.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Support Letter

Subsequent to the exercise of an equity cure right under the 2007 Senior Credit Facility on March 20, 2009 and in connection with the amendment and restatement of the 2007 Subordinated Loan Facility, resulting in the 2009 Loan Facility, certain affiliates of J.W. Childs and the 2009 Loan Facility lenders (who are also equity investors in Mattress Holdings, LLC), entered into a letter agreement whereby J.W. Childs agreed to infuse additional capital into Mattress Holding in an amount up to $17.0 million, subject to Mattress Holdings attainment of minimum financial results thresholds, if such capital would be required to effect an equity cure under the 2007 Senior Credit Facility. On November 4, 2011, the letter agreement was amended to terminate upon the conversion or payment of the entire amount outstanding under the PIK Notes, including all accrued and unpaid interest thereon. Upon such payment on November 23, 2011, the letter agreement terminated.  No events had occurred from March 20, 2009 until the termination of the letter agreement that would have required the parties to exercise the capital infusion requirement.

13. Retirement Plans

The Company sponsors a 401(k) defined contribution plan (the “Retirement Plan”) that covers substantially all employees. Participants may elect to defer a percentage of their salary, subject to annual limitations imposed by the Internal Revenue Code. The Company makes matching contributions at its discretion. The Company temporarily suspended matching contributions beginning in March 2009 and continuing through April 2010. Approximate matching contributions and other expenses related to the Retirement Plan were as follows (amounts in thousands):

Fiscal 2009	$1
Fiscal 2010	$333
Fiscal 2011	$534

The Company also sponsors an executive nonqualified deferred compensation plan. Participants may elect to defer a percentage of their earned wages to the plan. The Company may, at its discretion, provide matching and profit-sharing contributions under this plan. The Company has not elected to make any discretionary contributions. The plan assets and related deferred compensation liability included in other assets and other noncurrent liabilities at February 1, 2011 and January 31, 2012, were approximately $1.1 million and $0.9 million, respectively. The plan assets are held within a rabbi trust and are restricted from Company access.

14. Stock-Based Compensation

Class B Units—Mattress Holdings, LLC, the parent of Mattress Firm Holding Corp., established a class of equity ownership units (“Class B Units”) that were issued primarily to employees of the Company for future services at the discretion of the board of managers of Mattress Holdings, LLC. Class B Units that have been issued will remain outstanding until the date that Mattress Holdings, LLC is ultimately dissolved, except for Class B Units that are forfeited. There is no stated limit on the number of Class B Units that may be issued, although the Company does not intend to issue additional Class B Units subsequent to November 23, 2011. Each holder of vested Class B Units is entitled to its pro rata share of future distributions to the equity owners of Mattress Holdings, LLC after certain other equity holders have received aggregate preferred distributions equal to the greater of (i) $154.3 million or (ii) the fair value of Mattress Holdings, LLC’s equity on the relevant grant date of the Class B Units. Each Class B Unit grant is comprised of four tranches with separate vesting criteria. The B-1 tranche comprises 40% of the total units granted and vests over five years in 20% increments on each grant’s anniversary date. Any unvested portion of the B-1 tranche fully vests immediately prior to the earlier of a change of control or the completion of an initial public offering (such change of control or initial public offering, a (“Liquidity Event”). The B-2 tranche, which comprises 40% of the total units granted, and the B-3 and B-4 tranches, each of which comprises 10% of the total units granted, vest in their entirety upon the expiration of lock-up agreements entered into by J.W. Childs and its affiliates (“Lock-up Agreements”) in connection with the initial public offering if the return on investment to JWC Mattress Holdings, LLC meets or exceeds established thresholds. Holders of Class B Units who are employees of the Company are subject to forfeiture of all or a portion of Class B Units upon termination of employment.

The shares of common stock of Mattress Firm Holding Corp. held by Mattress Holdings, LLC will be distributed to its unit holders, including holders of Class B Units, at a date determined by J.W. Childs, although no sooner than May 15, 2012, in connection with the dissolution of Mattress Holdings, LLC, and the determination of the number of shares that each unit holder will be entitled to receive in such distribution will be determined as of May 15, 2012.

The method used by the Company to estimate the fair value of Class B Unit grants was based upon a two-step process as of the date of each award. The first step involved valuation of the Company and the related after-debt value attributable to the equity owners.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s fair value for grants of Class B Unit awards was based upon a composite of values determined by a market approach, using both market multiple and comparable transaction methodologies, and a discounted cash flow methodology. The second step to valuing Class B Units involved the allocation of the total equity value determined on each grant date among the Class B Units and other equity holders using a probability-weighted expected return methodology. Under this method, the allocation of equity value to Class B units was determined for a number of possible outcomes, with each outcome weighted based upon management’s estimate of the likelihood of such outcome. The outcomes considered were: (1) ongoing operations without a Liquidity Event, (2) Liquidity Event resulting from a merger or sale to another party, (3) Liquidity Event resulting from an initial public offering of the Company’s common stock and (4) a distressed sale.

The estimated weighted average fair value per unit of Class B Units issued was approximately $0.24 and $0.23 during Fiscal 2009 and Fiscal 2010, respectively. The fair value of the Class B Unit awards, net of estimated forfeitures, is recognized as expense over terms that range from 2.5 years to 2.9 years, which are based upon the timing and weighting of the expected outcomes derived from the fair value calculation. Stock-based compensation expense (benefit) recognized in the consolidated results of operations related to the Class B Units was approximately $84,000, ($515,000), and approximately $151,000 during Fiscal 2009, Fiscal 2010 and Fiscal 2011, respectively. No income tax benefits are expected to be recognized by the Company with respect to the issuance and subsequent vesting of Class B Units. Compensation expense recorded during Fiscal 2010 included the effect of forfeitures that occurred during Fiscal 2010 that were in excess of previous estimates and which resulted in the reversal of previously recognized expense in the amount of approximately $575,000.

A summary of the status of unvested Class B Units at January 31, 2012, and changes during Fiscal 2011 is as follows (unit amounts in thousands):

		Weighted
		Average
		Grant-Date
	Class B Units	Fair Value
Unvested at February 1, 2011	1,628	$0.89
Granted	—	—
Vested	(313)	0.61
Forfeited	(38)	0.23
Unvested at January 31, 2012	$1,277	$0.98

The total fair value of Class B Units, as determined on the respective grant dates, was approximately $234,000, $132,000 and $192,000 for Class B Units that vested during Fiscal 2009, Fiscal 2010 and Fiscal 2011, respectively.

As of January 31, 2012, there was approximately $20,000 of total unrecognized compensation costs related to unvested Class B Units that will be recognized as expense during Fiscal 2012.

2011 Omnibus Incentive Plan—On November 3, 2011, the Company’s Board of Directors adopted the Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan to provide for the grant of equity-based awards to Company employees, directors and other service providers. A total of 4,206,000 shares of the Company’s common stock have been reserved for future grants under the 2011 Omnibus Incentive Plan. On November 17, 2011, the Company granted certain employees stock options with respect to an aggregate of 1,247,553 shares of the Company’s common stock at an exercise price equal to the initial public offering price of $19.00 per share, with an estimated fair value of $8.50 per share. One-half of the stock options granted to the Company’s employees are subject to a five-year time-based vesting schedule, while the remaining one-half of the stock options are subject to a four-year market-based vesting schedule, with such vesting based on specified stock price increase targets, as set forth in the option award agreement evidencing the grant of such stock options.

The following assumptions were used to calculate the fair value of the Company’s time-based stock options on the date of grant utilizing the Black-Scholes option pricing model :

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Risk-free interest rate	1.28%
Dividend yield	0%
Volatility factor	55%
Weighted average expected life (in years)	6.5

The following assumptions were used to calculate the fair value of the Company’s market-based stock options on the grant date utilizing a Monte Carlo Simulation approach:

Risk-free interest rate	1.28%
Dividend yield	0%
Volatility factor	55%
Suboptimal exercise factor	2.5x

A summary of the status of outstanding stock options at January 31, 2012, and changes during Fiscal 2011 is as follows (stock option amounts in thousands):

		Weighted
		Average
	Stock	Exercise Price
	Options	Per Share
Outstanding at February 1, 2011	—	$—
Granted	1,248	19.00
Exercised	—	—
Forfeited	(24)	19.00
Outstanding at January 31, 2012	1,224	$19.00
Exercisable at January 31, 2012	—	$—
Weighted average fair value per option granted		$8.50

There were no stock options exercised during Fiscal 2011 and no tax benefits from the exercise of stock options have been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities.

There were approximately 3.0 million shares available for future grants under the stock incentive plan as of January 31, 2012. Vesting dates on the stock options range from November 17, 2012 to November 17, 2016. The expiration date of all stock options that are currently outstanding is November 17, 2021.

Stock-based compensation expense recognized in the consolidated results of operations related to the stock options was approximately $372,000 during Fiscal 2011.  As of January 31, 2012, there was approximately $8.1 million of total unrecognized compensation costs related to the stock options that will be recognized as expense over a remaining weighted average period of 4.33 years.  The total intrinsic value of options outstanding as of January 31, 2012 was approximately $17.2 million.

15. Supplemental Statement of Cash Flow Information

Supplemental information to the statement of cash flows is as follows (amounts in thousands):

	Fiscal	Fiscal	Fiscal
	2009	2010	2011
Interest paid	$7,370	$6,430	$7,512
Net taxes paid	$368	$674	$2,490

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncash Investing and Financing Activities—Assets acquired, liabilities assumed and debt issued in connection with business combinations are described in Note 2. Noncash interest expense including amounts accrued in other noncurrent liabilities and added to the outstanding principal balance of the 2009 Loan Facility, PIK Notes and Convertible Notes totaled $17.7 million, $23.2 million and $20.6 million for Fiscal 2009, Fiscal 2010 and Fiscal 2011, respectively.

On November 23, 2011, in connection with the initial public offering, the PIK Notes and Convertible Notes were either repaid or converted into shares of our common stock. As a result of the transaction, $90.7 million in debt and $3.9 million in accrued interest was converted to stockholders’ equity.

16. Quarterly Results of Operations (Unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	FY 2010	FY 2011	FY 2010	FY 2011	FY 2010	FY 2011	FY 2010	FY 2011
Net sales	$108,363	$151,924	$127,583	$179,914	$130,675	$183,514	$127,494	$188,558
Cost of sales	71,677	95,946	79,436	109,281	82,410	110,106	80,439	112,685
Gross profit from retail operations	36,686	55,978	48,147	70,633	48,265	73,408	47,055	75,873
Franchise fees and royalty income	593	987	827	1,085	832	1,329	943	1,296
	37,279	56,965	48,974	71,718	49,097	74,737	47,998	77,169
Operating expenses:
Sales and marketing expenses	24,213	35,637	30,132	45,077	29,135	41,420	30,483	45,471
General and administrative expenses	8,770	11,770	7,463	12,357	8,398	11,638	9,480	15,919
Goodwill impairment charge	—	—	—	—	—	—	536	—
Loss on store closings and impairment of store assets	548	174	(101)	(135)	67	285	1,972	435
Total operating expenses	33,531	47,581	37,494	57,299	37,600	53,343	42,471	61,825
Income from operations	3,748	9,384	11,480	14,419	11,497	21,394	5,527	15,344
Other expense (income):
Interest income	—	(2)	(1)	(1)	—	(1)	(5)	(5)
Interest expense	7,360	8,277	7,664	8,672	7,828	8,530	8,211	3,831
Loss from debt extinguishment	—	—	—	1,873	—	—	—	3,831
	7,360	8,275	7,663	10,544	7,828	8,529	8,206	7,657
Income (loss) before income taxes	(3,612)	1,109	3,817	3,875	3,669	12,865	(2,679)	7,687
Income tax expense (benefit)	(1,764)	80	1,865	239	1,791	551	(1,046)	(9,685)
Net income (loss)	$(1,848)	$1,029	$1,952	$3,636	$1,878	$12,314	$(1,633)	$17,372

Basic and diluted net income per common share	$(0.08)	$0.05	$0.09	$0.16	$0.08	$0.55	$(0.07)	$0.56

Due to the method of calculating weighted average common shares outstanding, the sum of the quarterly per share amounts may not equal net earnings per common share attributable to common shareholders for the respective years.

As further described in Note 5, interest expense decreased $4.4 million in the fourth quarter of Fiscal 2011 as compared to the fourth quarter of Fiscal 2010 as a result of the payment and conversion of $188.0 million of debt in connection with the initial public offering.

As further described in Note 5, on July 19, 2011, the Company made a voluntary prepayment of $40.0 million under the 2009 Loan Facility. In connection with the voluntary prepayment, the Company recognized a loss on debt extinguishment in the amount of $1.9 million in the second quarter of Fiscal 2011. In addition, on November 23, 2011 the Company used $88.8 million of the net proceeds from the initial public offering to repay in full all amounts outstanding under the 2009 Loan Facility.  In connection with the voluntary prepayment, the Company recognized a loss on debt extinguishment in the amount of $3.8 million in the fourth quarter of Fiscal 2011.

As further described in Note 6, the Company recognized a deferred tax benefit during Fiscal 2011 in the amount of $20.1 million, consisting of a $5.9 million reduction in the third quarter of Fiscal 2011 resulting from the utilization of deferred tax assets, primarily net operating loss carryforwards, and a $14.2 million reduction in the fourth quarter of Fiscal 2011 resulting from the year-end evaluation supporting that deferred tax assets will be realized in future periods.

17. Subsequent Event

On April 9, 2012, the Company entered into an agreement for the purchase of all of the equity interests of Mattress Giant Holding Corporation for approximately $47 million in cash, subject to customary purchase-price adjustments.  The Company expects that the transaction, which remains subject to customary closing conditions will be completed during its second fiscal quarter ending July 31, 2012.  The Company expects to fund the majority of the purchase price from cash reserves.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, identified in connection with the foregoing evaluation that occurred during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table sets forth our executive officers and their ages as of April 20, 2012:

Name	Age	Position
R. Stephen Stagner	43	President, Chief Executive Officer
Stephen G. Fendrich	51	Chief Strategy Officer
James R. Black	53	Executive Vice President and Chief Financial Officer
Kenneth E. Murphy III	36	Executive Vice President, Sales and Operations
Bruce Levy	54	Vice President, Real Estate and Construction
Christine Brinkley	43	Vice President, Human Resources
Karrie Forbes	36	Executive Vice President, Marketing and Merchandising
Craig McAndrews	43	Executive Vice President, Retail Concept Development
George W. McGill	53	Vice President, Field Operations

The present principal occupations and recent employment history of each of our executive officers and key employees listed above are as follows:

R. Stephen Stagner became our Chief Operating Officer in January 2005 as a result of the merger between Mattress Firm and his former Mattress Firm franchise, Elite Management Team, or Elite. He was promoted to our President and Chief Executive Officer in February 2010. From 1996 to 2004, Mr. Stagner was the Chief Executive Officer of Elite, after which he served as our President and Chief Operating Officer from February 2006 until his promotion to President and Chief Executive Officer. Mr. Stagner has 19 years of experience in the bedding industry, including employment with Sealy Corporation and Simmons Bedding Company, and owning and operating the largest franchise in the Mattress Firm network while with Elite. Mr. Stagner has also served in various capacities with the Mattress Firm Foundation, including as its President since January 2011 and director from January 2007 until December 2010. Since October 2009, Mr. Stagner has served as director of Rousche College of Business Advisory Council at the Stephen F. Austin State University. Mr. Stagner’s experience as our President and Chief Executive Officer, and formerly his experience as Chief Operating Officer, coupled with his in-depth knowledge of our Company and industry, led to the conclusion that he should serve as a director of the Company.

Stephen G. Fendrich became our Chief Strategy Officer upon his return to Mattress Firm in September 2010. He co-founded Mattress Firm in 1986 with two other partners. He was involved with all aspects of the business but was directly responsible for the financial, real estate, information technology and franchise areas of Mattress Firm until 2002. From 2002 to 2010 he held several management positions within the bedding industry, including President and Chief Executive Officer of The Sleep Country, Inc., and Executive Vice President of Sales and President and Chief Operating Officer of Simmons Bedding Company. While with Simmons, the company filed for Chapter 11 bankruptcy and, during 2009, Mr. Fendrich led Simmons through its balance sheet restructuring that culminated with its sale in January 2010.

James R. Black became our Executive Vice President and Chief Financial Officer in September 2000. Prior to joining Mattress Firm, Mr. Black spent 20 years with public accounting firms, the majority with the international firms of Ernst & Young, LLP and PricewaterhouseCoopers, LLP. He is a certified public accountant and member of the American Institute of Certified Public Accountants.

Kenneth E. Murphy III became our Executive Vice President, Sales and Operations, effective January 15, 2012 after holding various positions within Mattress Firm since 2005, including National Vice President of Sales, Director of Training and Recruiting, Vice President of Field and Talent Management and Regional Vice President of Sales. From 2003 to 2005, Mr. Murphy was as an account manager at Sealy. Mr. Murphy is also currently serving on the board of the David F. Miller Center for Retailing Education and Research at the University of Florida and the Stephen F. Austin University General Business Advisory Board.

Bruce Levy became our Vice President of Real Estate and Construction in January 2009 to focus on continuing our nationwide expansion. From 2005 until the time he joined Mattress Firm, Mr. Levy was a Limited Partner at Interface Properties, Inc.,

having been involved with locating land and developing multi-tenant retail buildings. Mr. Levy has over 25 years of experience as a senior officer of several Fortune 500 companies in the real estate and construction sector, including the Office Depot, Inc., Blockbuster L.L.C., Gateway, Inc., Tweeter Home Entertainment Group, Inc. and PETCO Animal Supplies, Inc. Mr. Levy’s experience includes opening retail stores throughout the United States, Europe and Asia.

Christine Brinkley joined Mattress Firm in March 2008 as our Vice President of Human Resources, responsible for establishing employee-focused programs to sustain our overall strategic business plan and objectives. Ms. Brinkley has also served as a director of Mattress Firm Foundation since November 2008. From 2003 to 2008, Ms. Brinkley served as the Vice President of Human Resources at Academy Sports and Outdoors, including overseeing the company’s human resource functions, recruiting, benefits and compensation. Having spent over 20 years working in a human resource capacity, Ms. Brinkley has experience in a wide range of industries, including big box and specialty retail, grocery, government, and oil, during which time she has demonstrated the ability to lead, execute, and develop her staff in category leading retailers. Ms. Brinkley is a certified facilitator through Development Dimensions International and holds her Senior Professional of Human Resources certification.

Karrie Forbes became our Executive Vice President, Marketing and Merchandising effective January 15, 2012.  Prior to this new appointment, she served as our Vice President of Marketing for four years.  Ms. Forbes is responsible for the strategic direction of the marketing, advertising and communication. Ms. Forbes joined a Mattress Firm franchise in 1997 and held positions of increasing responsibility in sales, customer service, recruiting, training and advertising through 2005, when she joined Mattress Firm as Director of Merchandising. Ms. Forbes also serves on the advisory board with the Better Sleep Council and Clear Channel Radio Houston. Ms. Forbes is married to Matthew Forbes, our Director of Sales and Field Operations.

Craig McAndrews became our Executive Vice President, Retail Concept Development effective January 15, 2012. He previously served as our Vice President of Merchandising for two years and as our Regional Sales Manager for one year. Prior to joining Mattress Firm, Mr. McAndrews was the owner and director of Innovative Retail Group from 2003 to 2009. From 1999 until 2003, he was President of a Mattress Firm franchise, which he had co-founded. Previously, he was Vice President of Sales at Simmons Bedding Company.

George W. McGill was promoted to Vice President of Field Operations in July 2009 from his previous position as our Vice President of Operations, which he held from January 2007, until his promotion. Prior to joining us in 2007, he was Vice President of Operations for Ultimate Acquisition Partners, LP (f/k/a Ultimate Electronics) from 2002 to 2006. Mr. McGill worked for 12 years at Circuit City Stores, Inc. in supply chain management.

The remaining information required by this item will be contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, which will be filed no later than 120 days after January 31, 2012, the end of our fiscal 2011 year-end (the “Definitive Proxy Statement”), and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

Documents filed as a part of the report:

(1)                                  Financial Statements.

As listed in the Index to Financial Statements and Supplementary Data on page 53.

(2)                                  Financial Statement Schedules.

As listed in the Index to Financial Statements and Supplementary Data on page 53.

Note: All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(3)          Exhibits.

See Exhibit Index on pages 90 —92 for list of exhibits filed with this Annual Report on Form 10-K. Management contracts and compensatory plans or arrangements are identified with asterisks on the Exhibit Index.

Exhibit Index

Exhibit Number	Exhibit Title

3.1

Amended and Restated Certificate of Incorporation of Mattress Firm Holding Corp. (incorporated by reference to Exhibit 3.1 to Mattress Firm Holding Corp’s Report on Form 8-K (File No. 001-35354) filed November 29, 2011).

3.2	Amended and Restated Bylaws of Mattress Firm Holding Corp.

4.1

Registration Rights Agreement between Mattress Firm Holding Corp. and certain equity holders of Mattress Holdings, LLC (incorporated by reference to Exhibit 4.1 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed September 28, 2011).

10.1*

Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed November 7, 2011).

10.2*

Second Amended and Restated Employment Agreement of R. Stephen Stagner, dated September 14, 2011(incorporated by reference to Exhibit 10.2 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed September 28, 2011).

10.3 *

Amended and Restated Employment Agreement of James R. Black, dated September 14, 2011(incorporated by reference to Exhibit 10.3 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed September 28, 2011).

10.4*

Amended and Restated Employment Agreement of Stephen G. Fendrich, dated September 14, 2011 (incorporated by reference to Exhibit 10.4 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed September 28, 2011).

10.5*

Offer Letter and Employment, Confidentiality and Non-Competition Agreement of George McGill, dated June 5, 2009 and June 8, 2009, respectively (incorporated by reference to Exhibit 10.5 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed September 28, 2011).

10.6*

Offer Letter and Employment, Confidentiality and Non-Competition Agreement of Bruce Levy, dated December 10, 2008 and December 12, 2008, respectively (incorporated by reference to Exhibit 10.6 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A filed September 28, 2011).

10.7

Credit Agreement, dated as of January 18, 2007, as amended and restated as of February 16, 2007, among Mattress Holding Corp., as Borrower, Mattress Holdco, Inc. and the other guarantors party thereto, the lenders party thereto and UBS Securities LLC, as Sole Arranger, Sole Bookmanager and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender, and Amegy Bank National Association, as Documentation Agent (incorporated by reference to Exhibit 10.7 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed August 26, 2011).

10.8

Amendment No. 1, dated as of June 28, 2011, to the Credit Agreement, dated as of January 18, 2007, as amended and restated as of February 16, 2007 and amended by the Term Loan Increase Joinder dated October 24, 2007, among Mattress Holding Corp., Mattress Holdco, Inc., the lenders party thereto, the subsidiary guarantors party thereto, UBS Securities LLC, and UBS AG, Stamford Branch (incorporated by reference to Exhibit 10.8 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed July 8, 2011).

10.9

Amended and Restated Loan Agreement, dated as of March 20, 2009, among Mattress Intermediate Holdings, Inc., as Borrower, the Lenders party thereto and TCW/Crescent Mezzanine Partners IV, L.P., as Administrative Agent (incorporated by reference to Exhibit 10.9 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A filed August 26, 2011).

10.10

Amended Management Agreement, entered into as of March 20, 2009, among J.W. Childs Associates, L.P., Mattress Intermediate Holdings, Inc., Mattress Holding Corp., and Mattress Firm,  Inc. (incorporated by reference to Exhibit 10.10 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed July 25, 2011).

10.11

Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed September 28, 2011).

10.12

Equity Support Letter between J.W. Childs Equity Partners III, L.P., Mattress Holdings, LLC, Mattress Firm Holding Corp. (formerly named Mattress Interco, Inc.), Mattress Intermediate Holdings, Inc., and TWC/Crescent Mezzanine Partners IV, L.P., as Administrative Agent, dated March 20, 2009 (“Equity Support Letter”) (incorporated by reference to Exhibit 10.12 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed July 25, 2011).

10.13

Simmons Dealer Incentive Agreement between Simmons Bedding Company and Mattress Firm, Inc., dated June 1, 2010 (incorporated by reference to Exhibit 10.13 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed July 8, 2011).

10.14

Product Supply Agreement between Sealy Mattress Company and Mattress Firm, Inc., dated January 1, 2009 (incorporated by reference to Exhibit 10.14 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed July 8, 2011).

10.15

Amendment to 2009 Agreement between Sealy Mattress Company and Mattress Firm, Inc., dated November 30, 2010 (incorporated by reference to Exhibit 10.15 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed July 8, 2011).

10.16

Stearn & Fosters Product Supply Agreement between Sealy Mattress Company and Mattress Firm, Inc., dated April 1, 2009 (incorporated by reference to Exhibit 10.16 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A filed July 8, 2011).

10.17

First Amendment to Product Supply Agreement between Sealy Mattress Company and Mattress Firm, Inc., dated May 1, 2009 (incorporated by reference to Exhibit 10.17 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed July 8, 2011).

10.18

Amended and Restated Retailer Agreement between Mattress Holding Corp., including its subsidiaries, and Tempur-Pedic North America, LLC, dated July 7, 2011 (incorporated by reference to Exhibit 10.7 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed July 8, 2011).

10.19	Form of 12% Payment-In-Kind Notes (incorporated by reference to Exhibit 10.19 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed July 25, 2011).

10.20

Form of 12% Convertible Notes due July 18, 2016 (incorporated by reference to Exhibit 10.20 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed July 25, 2011).

10.21

Mattress Firm Holding Corp. Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed November 7, 2011).

10.22

Notice and Termination Agreement among J.W. Childs Associates, L.P., Mattress Intermediate Holdings, Inc., Mattress Holding Corp., and Mattress Firm, Inc., dated October 25, 2011 (incorporated by reference to Exhibit 10.22 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed November 7, 2011).

10.23

Equity Support Letter Amendment, dated November 4, 2011 (incorporated by reference to Exhibit 10.23 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed November 7, 2011).

10.24	Form of Option Award Agreement (incorporated by reference to Exhibit 10.24 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed November 7, 2011).

10.25*	Independent Director Compensation Policy.

21.1	Subsidiaries of Mattress Firm Holding Corp. (incorporated by reference to Exhibit 21.1 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1 (File No. 333-174830) filed June 10, 2011).

23.1	Consent of Grant Thornton LLP.

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Lables Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*      Management contract or compensatory plan or arrangement.

**   Pursuant to Rule 406T of Regulation S-T of the SEC, and subject to the conditions set forth therein, the interactive data files furnished on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

MATTRESS FIRM HOLDING CORP.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF MATTRESS FIRM HOLDING CORP.

(PARENT COMPANY)

BALANCE SHEETS

	February 1, 2011	January 31, 2012
	(in thousands)
Assets
Cash and cash equivalents	$—	$15,473
Investment in subsidiary	65,649	229,216
Deferred income taxes	82	12,574
Other assets, net	88	—
Total assets	$65,819	$257,264

Liabilities and Stockholder’s Equity
Current liabilities	$1,419	$1,985
Notes payable to related parties	48,909	—
Deferred income taxes	29,960	31,045
Other noncurrent liabilities	3,160	—
Total liabilities	83,448	33,030

Commitments and contingencies

Common stock, $0.01 par value; 120,000,000 shares authorized; 22,399,952 and 33,768,828 shares issued and outstanding at February 1, 2011 and January 31, 2012, respectively	224	338
Additional paid-in capital	154,294	361,692
Accumulated deficit	(172,147)	(137,796)
Total stockholder’s equity (deficit)	(17,629)	224,234
Total liabilities and stockholder’s equity	$65,819	$257,264

MATTRESS FIRM HOLDING CORP.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF MATTRESS FIRM HOLDING CORP.

(PARENT COMPANY)

STATEMENTS OF OPERATIONS

	Fiscal 2009	Fiscal 2010	Fiscal 2011
	(in thousands)
Equity in undistributed earnings of subsidiary	$1,612	$6,920	$32,448
Interest expense	4,880	5,725	6,912
Gain (loss) before income taxes	(3,268)	1,195	25,536
Income tax expense (benefit)	1,405	846	(8,815)
Net income (loss)	$(4,673)	$349	$34,351

MATTRESS FIRM HOLDING CORP.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF MATTRESS FIRM HOLDING CORP.

(PARENT COMPANY)

STATEMENTS OF CASH FLOWS

	Fiscal 2009	Fiscal 2010	Fiscal 2011
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(4,673)	$349	$34,351
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in earnings of subsidiary	(1,612)	(6,920)	(32,448)
Deferred income tax benefit	(22)	(118)	(11,407)
Amortization of deferred issuance costs	46	46	37
Loss from debt extinguishment	—	—	51
Effects of changes in operating assets and liabilties:
Accrued liabilities	1,427	964	566
Other noncurrent liabilities	4,834	5,679	6,912
Net cash provided by operating activities	—	—	(1,938)
Cash flows from investing activities:
Investment in subsidiary	(16,917)	—	(128,674)
Net cash used in investing activities	(16,917)	—	(128,674)
Cash flows from financing activities:
Proceeds from issuance of debt	16,917	—	40,198
Principal payments of debt	—	—	(4,559)
Proceeds from issuance of common stock, net of costs	—	—	110,446
Net cash provided by financing activities	16,917	—	146,085
Net change in cash and cash equivalents	—	—	15,473
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$15,473

MATTRESS FIRM HOLDING CORP.

SCHEDULE I — NOTES TO CONSOLIDATED FINANCIAL INFORMATION (PARENT COMPANY)

1.                                      Background

These condensed parent company financial statements and notes of Mattress Firm Holding Corp. (“the Company”) should be read in conjunction with the consolidated financial statements of Mattress Firm Holding Corp. and subsidiaries. The 2007 Senior Credit Facility of Mattress Holding, an indirect subsidiary of Mattress Firm Holding Corp., contains provisions whereby Mattress Holding is prohibited from distributing dividends to Mattress Firm Holding Corp. or other subsidiaries of Mattress Firm Holding Corp. As of February 1, 2011 and January 31, 2012, the net assets of Mattress Holding subject to such restrictions under the 2007 Senior Credit Facility were $149.8 million and $183.7 million, respectively.

2.                                      Initial Public Offering

On November 23, 2011, the Company completed the initial public offering of shares of its common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-174830), which was declared effective on November 17, 2011.  Under the registration statement, the Company registered the offering and sale of up to an aggregate of 6,388,888 shares of common stock at a public offering price of $19.00 per share. The Company raised a total of $121.4 million in gross proceeds in the initial public offering of all 6,388,888 shares, or approximately $110.4 million in net proceeds after deducting underwriting discounts and commissions of $8.5 million and $2.4 million of estimated offering-related costs.

On November 23, 2011, the Company contributed a portion of the net proceeds from the initial public offering as follows: (i) $88.8 million of such net proceeds to repay in full all amounts outstanding under the loan facility between Mattress Intermediate Holdings, Inc., the Company’s direct subsidiary, and a group of lenders maturing in January 2015 and the related accrued interest; (ii) $4.6 million of such net proceeds to repay in full the Company’s 12% payment-in-kind investor notes that did not convert into shares of the Company’s common stock upon the completion of the initial public offering; and (iii) $1.6 million of such net proceeds to pay accrued managed fees and interested thereon and a related termination fee to J.W. Childs Associates, L.P. in connection with the termination of the management agreement between J.W. Childs Associates, L.P. and the Company that became effective with the completion of the initial public offering.  Also in connection with the consummation of the initial public offering, the Company’s 12% payment-in-kind investor notes converted into 4,979,888 shares of the Company’s common stock at a price per share equal to the initial public offering price of $19.00 per common share.  See Notes 3 for additional information on debt activity.

3.                                      Long-term Debt

As of February, 2011 Mattress Firm Holding Corp. had $48.9 million of outstanding Paid-in-Kind Notes, or “PIK Notes,” issued to the equity investors of Mattress Holding, LLC (the parent company of Mattress Firm Holding Corp.) and various affiliates of those equity investors. The PIK Notes were issued at various times from October 24, 2007 through May 20, 2009 and mature at various dates between October 24, 2012 and March 19, 2015.

The PIK Notes bore interest at a rate of 12% per annum. Accrued interest was payable annually or semiannually, as applicable, with each such interest payment to be made through the addition of such interest amount to the outstanding principal amount of the PIK Notes. The PIK Notes required no principal payments prior to their maturity, and Mattress Firm Holding Corp. was permitted to prepay the PIK Notes, in whole or in part, at any time without premium or penalty. Amounts prepaid will be applied first to accrued interest and then to the repayment of the outstanding principal amounts of the PIK Notes.

On November 23, 2011, in connection with the consummation of the initial public offering, (1)  the Company used $4.6 million of the net proceeds from the initial public offering to repay in full the Company’s PIK Notes that did not convert into shares of the Company’s common stock upon the completion of the initial public offering and (2) the aggregate remaining principal and accrued interest balance of $41.9 million were converted into 2,205,953 shares the Company’s common stock at a price per share equal to the initial public offering price of $19.00 per common share.  .

The PIK Notes were not guaranteed by any of the subsidiaries of Mattress Firm Holding Corp. All obligations under the PIK Notes were unsecured. The PIK Notes contained no financial or restrictive covenants.

MATTRESS FIRM HOLDING CORP.

SCHEDULE I — NOTES TO CONSOLIDATED FINANCIAL INFORMATION (PARENT COMPANY) (continued)

On July 19, 2011, the Company issued convertible notes in an aggregate principal amount of $40.2 million (“Convertible Notes”). The Convertible Notes accrued interest at an annual rate of 12%, payable annually on July 18 of each year and are to mature on July 18, 2016. All interest was paid “in kind” rather than in cash, meaning that payments of interest were made as additions to the outstanding principal amount of the Convertible Notes. The Company was permitted to prepay the Convertible Notes, in whole or in part, at any time without premium or penalty. On November 23, 2011, in connection with the consummation of the initial public offering, the Convertible Notes with an aggregate principal and accrued interest balance of $41.9 million automatically converted into 2,205,953 shares of common stock at a price per share equal to the initial public offering price of $19.00 per common share.

MATTRESS FIRM HOLDING CORP.

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS

For the three years ended January 31, 2012

	Balance at	Additions
Description	Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions from Reserves (1)	Balance at End of Period
	(in thousands)
Year Ended February 2, 2010:
Uncollectible accounts receivable	$53	$64	$—	$—	$117
Sales returns reserve	66	1,048	—	1,046	68
Store closing reserve	1,482	2,440	—	2,207	1,714
Year Ended February 1, 2011:
Uncollectible accounts receivable	$117	$—	$—	$13	$104
Sales returns reserve	68	1,613	—	1,168	513
Store closing reserve	1,714	666	—	2,227	153
Year Ended January 31, 2012:
Uncollectible accounts receivable	$104	$—	$—	$7	$97
Sales returns reserve	513	3,651	—	3,085	1,079
Store closing reserve	153	1,402	—	991	564

(1) Deductions from reserves represent losses or expenses for which the respective reserves were created.  In the case of the uncollectible accounts receivable, deductions are net of recovered amounts previously written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTRESS FIRM HOLDING CORP.

By:	/s/ R. Stephen Stagner

Name: R. Stephen Stagner
Title: President and Chief Executive Officer

Date: April 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ R. Stephen Stagner	President and Chief Executive Officer (Principal Executive Officer)	April 20, 2012
R. Stephen Stagner

/s/ James R. Black	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 20, 2012
James R. Black

/s/ John W. Childs	Director	April 20, 2012
John W. Childs

/s/ Adam L. Suttin	Director	April 20, 2012
Adam L. Suttin

/s/ David A. Fiorentino	Director	April 20, 2012
David A. Fiorentino

/s/ William E. Watts	Director	April 20,2012
William E. Watts

/s/ Frederick C. Tinsey III	Director	April 20, 2012
Frederick C. Tinsey III

/s/ Charles R. Eitel	Director	April 20, 2012
Charles R. Eitel