Form 10-K/A
period 2012-01-31
MATTRESS FIRM HOLDING CORP.
filed 2012-05-30
CIK 1419852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of August 2, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded.

As of May 29, 2012, 33,768,828 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amended Report”) amends the original Annual Report on Form 10-K of Mattress Firm Holding Corp. (“Mattress Firm” or the “Company”) for the fiscal year ended January 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on April 20, 2012 (the “Original Report”). Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from its definitive proxy statement for the 2012 annual meeting of stockholders (the “2012 Proxy Statement”), which the Company originally intended to file with the SEC no later than 120 days after January 31, 2012, the end of its fiscal 2011 year-end. As the 2012 Proxy Statement will not be filed with the SEC before such date, the Company is filing this Amended Report to provide the additional information required by Part III of Form 10-K. The Company has included in this Amended Report new certifications by its principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and a new Exhibit List to update information provided in the Exhibit List under Item 15(a)(3) of the Original Report.

Except as set forth in this Amended Report, no other changes are made to the Original Report. Unless expressly stated, this Amended Report does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and the Company’s other SEC filings subsequent to the filing of the Original Report. Some of the information provided in this Amended Report may be superseded by the information provided in the 2012 Proxy Statement to be filed with the SEC.

MATTRESS FIRM HOLDING CORP.

Part III

Item 10.      Directors, Executive Officers and Corporate Governance

Board of Directors

The Company’s business and affairs are managed under the direction of the Company’s Board of Directors (the “Board”).  The Board consists of seven directors divided into three classes of two or three directors who serve in staggered three-year terms.  The Company believes that a staggered Board is the most effective way for the Board to be organized because it ensures greater certainty of continuity from year-to-year, which provides stability in organization and experience.  As a result of the three classes, at each annual meeting of stockholders, two or three directors are elected for a three-year term, while the other directors do not have to stand for election as their term is not then expiring.  The Company’s current directors are as follows:

•                  Class I directors are R. Stephen Stagner and William E. Watts, and their terms will expire at this year’s Annual Meeting;

•                 Class II directors are Charles R. Eitel, David A. Fiorentino and Frederick C. Tinsey III, and their terms will expire at the annual meeting of stockholders to be held in 2013; and

•                 Class III directors are John W. Childs and Adam L. Suttin, and their terms will expire at the annual meeting of stockholders to be held in 2014.

In fiscal year 2011, the Board met five times for both regular and special meetings.  Each of the directors attended all of the meetings of the Board and committees on which he was a member.  Each director who is up for election at the Company’s annual meeting or who has a term that continues after such annual meeting is expected to attend the annual meeting.

The common stock of the Company is listed on NASDAQ.  The Board has determined that Messrs. Eitel and Tinsey are considered (i) “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended; (ii) “non-employee directors” within the meaning of Rule 16b-3 under the Exchange Act; and (iii) “independent directors” within the meaning of Section 10A(m)(3) of the Exchange Act and the NASDAQ Listing Rules (the “NASDAQ Rules”).

Leadership of the Board

The Board is responsible for the oversight of the Company’s overall strategy and operations.  The Board is committed to objective oversight of the Company’s management, especially through its independent directors and committee membership.

The Company does not have a fixed policy regarding the separation of the offices of Chairman of the Board and Chief Executive Officer and believes that it should maintain the flexibility to select the Chairman of the Board and its Board leadership structure, from time to time, based on the criteria that it deems to be in the best interests of the Company and its stockholders. Currently, the roles of Chief Executive Officer and Chairman of the Board are separate.  The Chief Executive Officer is responsible for the general management, oversight, leadership, supervision and control of the day-to-day business and affairs of the Company, and ensures that all directions of the Board are carried into effect.  The Chairman is charged with presiding over all meetings of the Board and the Company’s stockholders, and providing advice and counsel to the Chief Executive Officer and other Company officers regarding the Company’s business and operations.

The Board’s Role in Risk Oversight

The role of the Board in managing risk at the Company is to have ultimate oversight for the risk management process.  Management has day-to-day responsibility for the identification and control of risk facing the Company including timely identifying, monitoring, mitigating and managing those risks that could have a material effect on the Company.  Further, management has the responsibility to report these risks as they arise to the Board and its committees and the Company’s auditors.  The Board has delegated certain risk assessment responsibilities to the audit committee (the “Audit Committee”), its compensation committee (the “Compensation Committee”) and its nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”).  In particular, the Audit Committee focuses on financial risk, including internal controls covering the safeguarding of assets and the accuracy and completeness of financial reporting.  The Compensation Committee sets compensation programs for management to ensure that compensation decisions both represent sound fiscal policy as well as enables the Company to attract and motivate qualified personnel.  The Nominating and Corporate Governance Committee oversees the annual Board self-evaluation and director nomination process in order to ensure a diverse and well balanced Board, and it reviews and recommends corporate governance principles applicable to the Company’s executive officers.  These committees meet regularly and report their findings to the Board throughout the year.

Committees of the Board

The Board has a complex set of duties and responsibilities, both practically and as provided under Delaware law, rules and regulations promulgated by the SEC and NASDAQ, the Company’s Amended and Restated Certificate of Incorporation and the Company’s Amended and Restated Bylaws.  However, to govern a modern corporation, there are numerous activities that must be performed and that are more effectively and efficiently performed by smaller groups of people.  To do this, Delaware law gives the Board the authority to establish “committees” of the Board to take on directed duties.  Moreover, various regulatory bodies with jurisdiction over the Company mandate certain committees, and, other various applicable laws give the Board the latitude to satisfy some of its duties and responsibilities through these committees.

To this end, the Board has established three committees: the Audit Committee; the Compensation Committee; and the Nominating and Corporate Governance Committee.  Each committee operates under a charter approved by the Board.  Copies of each committee’s charter are posted on the Corporate Governance section of the Investor Relations section of the Company’s website, www.mattressfirm.com.  The membership, principal duties, and responsibilities of each committee are set forth below.

In connection with the Company’s initial public offering (the “IPO”) that was completed in November 2011, the Company availed itself of the “controlled company” exception under the NASDAQ Rules, and does not have a majority of independent directors and the Nominating and Corporate Governance Committee and the Compensation Committee are not composed entirely of independent directors as defined under the NASDAQ Rules. The “controlled company” exception did not modify the independence requirements for the Audit Committee, and the Company remains in compliance with the applicable requirements of the Sarbanes-Oxley Act and the NASDAQ Rules relating to its Audit Committee. These rules require that the Audit Committee be composed of at least three members, one of whom was to be independent upon the listing of the Company’s common stock on NASDAQ, a majority of whom were to be independent within 90 days of the IPO and all of whom are to be independent within one year of the IPO.  The Audit Committee currently includes two independent directors, who constitute a majority of such committee.

The membership of the Committees is set forth below:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Charles R. Eitel	X(1)(2)
David A. Fiorentino	X	X	X
Adam L. Suttin		X
Frederick C. Tinsey III	Chair (2)		X
William E. Watts		Chair	Chair

(1)                    Mr. Eitel joined the Audit Committee in February 2012.

(2)                    The Board has determined that each of Messrs. Tinsey and Eitel is an “audit committee financial expert” as defined in applicable SEC rules and has the requisite financial sophistication under the applicable NASDAQ Rules.

Audit Committee

The committee’s charter provides that the principal duties and responsibilities of the Audit Committee include:

•                 appointing, compensating, retaining and overseeing the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services and reviewing and appraising the audit efforts of the Company’s independent registered public accounting firm;

•                 establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters;

•                 engaging independent counsel and other advisers, as necessary;

•                 reviewing and pre-approving various services provided by accountants retained by the committee;

•                 serving as an independent and objective party to oversee the Company’s internal controls and procedures system;

•                  providing an open avenue of communication among the independent registered public accounting firm, financial and senior management and the Board; and

•                 overseeing any other such matters as the Board shall deem appropriate from time to time.

In addition, all audit and non-audit services, other than de minimis non-audit services, provided by the Company’s independent registered public accounting firm must be approved in advance by the Audit Committee.  In fiscal year 2011, the Audit Committee met two times for both regular and special meetings.

Compensation Committee

The committee’s charter provides that the principal duties and responsibilities of the Compensation Committee include:

•                  reviewing and approving corporate and individual goals and objectives relevant to executive officer compensation and evaluating the performance of executive officers in light of the goals and objectives;

•                  reviewing and approving executive officer compensation;

•                  reviewing and approving the chief executive officer’s compensation based upon the compensation committee’s evaluation of the chief executive officer’s performance;

•                  making recommendations to the Board regarding the adoption of new incentive compensation and equity-based plans, and administering the Company’s existing incentive compensation and equity-based plans;

•                  making recommendations to the Board regarding compensation of the board members and its committee members;

•                  reviewing and discussing with management the compensation discussion and analysis to be included in the Company’s filings with the SEC and preparing an annual compensation committee report for inclusion in the Company’s annual proxy statement;

•                  reviewing and approving generally any significant non-executive compensation and benefits plans;

•                  reviewing the Company’s significant policies, practices and procedures concerning human resource-related matters; and

•                  overseeing any other such matters as the Board shall deem appropriate from time to time.

In fiscal year 2011, the Compensation Committee met one time for a regular meeting.

Nominating and Corporate Governance Committee

The committee’s charter provides that the principal duties and responsibilities of the Nominating and Corporate Governance Committee include:

•                  recruiting and retention of qualified persons to serve on the Board;

•                  proposing such individuals to the Board for nomination for election as directors;

•                  evaluating the performance, size and composition of the Board;

•                  compliance activities; and

•                  overseeing any other such matters as the Board shall deem appropriate from time to time.

In fiscal year 2011, the Nominating and Corporate Governance Committee met two times for both regular and special meetings.

The Nominating and Corporate Governance Committee is responsible for reviewing with the entire Board from time to time the appropriate skills and characteristics required of Board members in the context of the current make-up of the Board.  The Board believes that directors should bring to the Company a variety of perspectives and skills that are derived from high quality business and professional experience and that are aligned with the Company’s strategic objectives.  Although the Company does not have a formal policy considering diversity in indentifying nominees for director, the Board and the Nominating and Corporate Governance Committee generally consider an array of factors, including all aspects of diversity.  The composition of the Board should at all times adhere to the standards of independence promulgated by applicable NASDAQ and SEC rules.  The Company also requires that directors be able to attend all Board and applicable committee meetings.  In this respect, directors are expected to advise the Nominating and Corporate Governance Committee in advance of accepting any other public company directorship.

The Nominating and Corporate Governance Committee identifies nominees for election to the Board by first evaluating the current members of the Board willing to continue in service.  Current members of the Board with skills and experience that are relevant to the Company’s business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective.  If any member of the Board does not wish to continue in service or if the Nominating and Corporate Governance Committee or the Board decides not to re-nominate a member for re-election, the Committee will identify the desired skills and experience of a new nominee in light of the criteria above.  Current members of the Committee and Board may be consulted for suggestions as to individuals meeting the criteria above.  Research may also be performed to identify qualified individuals.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during fiscal 2011 were as set forth above under “—Committees of the Board.”  During the 2011 fiscal year, there were no compensation committee interlocks between the Company and any other entity involving the Company’s or such entity’s executive officers or Board members.

Code of Business Conduct and Ethics

The Company has adopted a written code of business conduct and ethics that applies to the Company’s directors, officers, employees and certain other persons, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The current version of the code is posted on the Corporate Governance section of the Investor Relations section of the Company’s website, www.mattressfirm.com.

Communications to the Board

Stockholders and other interested parties may communicate with the Board or individual directors, as applicable, by sending a letter to the director, c/o Secretary, Mattress Firm Holding Corp., 5815 Gulf Freeway, Houston, Texas 77023.  All such letters will be promptly forwarded to the respective director.

Directors

The following table sets forth the members of the Board and their ages as of May 30, 2012:

Name	Age	Position
R. Stephen Stagner	43	President, Chief Executive Officer and Director
John W. Childs	70	Director
Adam L. Suttin	44	Director
David A. Fiorentino	36	Director
William E. Watts	59	Director, Chairman of the Board
Frederick C. Tinsey III	60	Director
Charles L. Eitel	62	Director

R. Stephen Stagner became the Company’s Chief Operating Officer in January 2005 as a result of the merger between Mattress Firm and his former Mattress Firm franchise, Elite Management Team, or Elite. He was promoted to President and Chief Executive Officer in February 2010 and has served as a Director of the Company since February 2010. From 1996 to 2004, Mr. Stagner was the Chief Executive Officer of Elite, after which he served as the Company’s President and Chief Operating Officer from February 2006 until his promotion to President and Chief Executive Officer. Mr. Stagner has 19 years of experience in the bedding industry, including employment with Sealy Corporation and Simmons Bedding Company, and owning and operating the largest franchise in the Mattress Firm network while with Elite. Mr. Stagner has also served in various capacities with the Mattress Firm Foundation, including as its President since January 2011 and director from January 2007 until December 2010. Since October 2009, Mr. Stagner has served as director of Rousche College of Business Advisory Council at the Stephen F. Austin State University. Mr. Stagner’s experience as the Company’s President and Chief Executive Officer, and formerly his experience as Chief Operating Officer, coupled with his in-depth knowledge of the Company and industry, led to the conclusion that he should serve as a director of the Company.

John W. Childs joined the Company as a Director in August 2007. Mr. Childs has been Chairman and Chief Executive Officer of J.W. Childs, one of the Company’s affiliates, since 1995. From 1991 to 1995, Mr. Childs was Senior Managing Director of the Thomas H. Lee Company and from 1987 to 1990 was a Managing Director of Thomas H. Lee Company. Prior to 1987, Mr. Childs was associated with the Prudential Insurance Company of America for 17 years where he held various executive positions in the investment area, ultimately serving as Senior Managing Director in charge of the Capital Markets Group where he was responsible for Prudential’s approximately $77 billion fixed income portfolio, including all the Capital Markets Group’s investments in leveraged acquisitions. He is currently Chairman of the Board of CHG Healthcare Services, Inc. and a Director of Sunny Delight Beverages Co., Esselte Ltd. and Simcon, Inc. and was a Director at Advantage Sales and Marketing, Inc. from 2006 until 2010. Mr. Childs’s experience serving as a director of various companies, including his experience with Mattress Firm, and his expertise in private equity led to the conclusion that he should serve as a director of the Company.

Adam L. Suttin joined the Company as a Director in August 2007 and was a member of the Audit Committee until his resignation from the committee in February 2012. Mr. Suttin is also a Partner of one of the Company’s affiliates, J.W. Childs, which he co-founded in July 1995. Previously, Mr. Suttin was an Associate at

Thomas H. Lee Partners, where he was employed from 1989 until 1995. Mr. Suttin is currently a Director of Brookstone, Inc., The Nutrasweet Company, Sunny Delight Beverages Co., JA Apparel Corp. and Esselte Ltd., and was a Director at Advantage Sales and Marketing, Inc. from March 2006 until December 2010. Mr. Suttin’s experience as a co-founder of J.W. Childs, coupled with his experience as a director of various companies, including Mattress Firm, led to the conclusion that Mr. Suttin should serve as a director of the Company.

David A. Fiorentino joined the Company as a Director in August 2007 and is currently a member of the Audit Committee. Mr. Fiorentino is also a Partner at J.W. Childs, which is one of the Company’s affiliates. Prior to arriving at J.W. Childs in July 2000, Mr. Fiorentino worked in the investment banking division of Morgan Stanley. He is currently a Director of CHG Healthcare Services, Inc., WS Packaging Group, Inc., Fitness Quest, Inc. and JA Apparel Corp. Mr. Fiorentino’s financial industry background as well as his experience as a Partner at J.W. Childs and as a director of various companies, including Mattress Firm, led to the conclusion that Mr. Fiorentino should serve as a director of the Company.

William E. Watts joined the Company as a Director in January 2007. Mr. Watts is also an Operating Partner of J.W. Childs, which is one of the Company’s affiliates. Prior to joining J.W. Childs in 2001, Mr. Watts was President and Chief Executive Officer of General Nutrition Companies from 1991 until 2001. Prior to being named President and Chief Executive Officer in 1991, Mr. Watts held the positions of President and Chief Operating Officer of General Nutrition, President and Chief Operating Officer of General Nutrition Center, Senior Vice President of Retailing and Vice President of Retail Operations. Mr. Watts currently serves as Chairman of the board of JA Apparel Corp. and is a Director of Brookstone, Inc. and Fitness Quest, Inc. and was a Director at EmployBridge, Inc. from September 2006 until May 2011. Mr. Watts’s experience as a director of various companies, including Mattress Firm, as well as his experience as Chief Executive Officer of a company with a well-known brand, led to the conclusion that he should serve as a director of the Company.

Frederick C. Tinsey III joined the Company as a Director in August 2007, currently serving as chairman of the Audit Committee, and is a certified public accountant with a degree in Accounting and Finance. Mr. Tinsey is the owner of Tinsey Financial Consulting, at which he has served since 2003, and he has served on the board and audit committees of various privately held companies, including Murray’s Discount Auto Stores, Fitness Quest Inc., WS Packaging Group, Inc. and IDQ Holdings. Mr. Tinsey was at PricewaterhouseCoopers LLP from 1973 until 1993 and served as the co-head of its national retail practice from 1991 to 1993, having engaged with various private and public retail clients. From 1994 through 2003, Mr. Tinsey served as the President and Chief Financial Officer of Murray’s Discount Auto Stores. His experience as a certified public accountant, coupled with his experience as an officer or director of various companies, including Mattress Firm, led to the conclusion that he should serve as a director of the Company.

Charles L. Eitel joined the Company as a Director in January 2012 and is currently a member of the Company’s audit committee. He co-founded Eitel & Armstrong in December 2009, a consulting practice that provides hands-on operating and financial guidance to middle market companies. Mr. Eitel is also a partner at E&A Advisors, which provides financial advice to middle market companies on capital formation, acquisitions, divestures, restructurings and private placements. Prior to forming Eitel & Armstrong, Mr. Eitel served as Vice Chairman of the board of The Simmons Bedding Company, an Atlanta based manufacturer of mattresses, from October 2008 to December 2009. Mr. Eitel served as Chairman and Chief Executive Officer of The Simmons Bedding Company from January 2000 until his appointment to Vice Chairman in 2008. Mr. Eitel currently serves on the board of directors of Duke Realty Corporation, American Fidelity Assurance Corporation, and Criterion Brock, owned by Wedbush Capital Partners. Mr. Eitel also serves on the Advisory Board of Advanced Sleep Concepts, a bedding manufacturer. Mr. Eitel’s extensive experience in the Company’s industry as well as his experience as a director of various companies led to the conclusion that he should serve as a director of the Company.

Executive Officers of the Registrant

The following table sets forth the Company’s executive officers and their ages as of May 30, 2012:

Name	Age	Position
R. Stephen Stagner	43	President, Chief Executive Officer and Director
Stephen G. Fendrich	51	Chief Strategy Officer

James R. Black	53	Executive Vice President and Chief Financial Officer
Kenneth E. Murphy III	36	Executive Vice President, Sales and Operations
Bruce Levy	54	Vice President, Real Estate and Construction
Karrie Forbes	36	Executive Vice President, Marketing and Merchandising
George W. McGill	53	Vice President, Field Operations

The present principal occupations and recent employment history of each of the Company’s executive officers (other than Mr. Stagner, whose information is set forth under “—Board of Directors—Directors” above) listed above are as follows:

Stephen G. Fendrich became the Company’s Chief Strategy Officer upon his return to Mattress Firm in September 2010. He co-founded Mattress Firm in 1986 with two other partners. He was involved with all aspects of the business but was directly responsible for the financial, real estate, information technology and franchise areas of Mattress Firm until 2002. From 2002 to 2010 he held several management positions within the bedding industry, including President and Chief Executive Officer of The Sleep Country, Inc., and Executive Vice President of Sales and President and Chief Operating Officer of Simmons Bedding Company. While with Simmons, the company filed for Chapter 11 bankruptcy and, during 2009, Mr. Fendrich led Simmons through its balance sheet restructuring that culminated with its sale in January 2010.

James R. Black became the Company’s Executive Vice President and Chief Financial Officer in September 2000. Prior to joining Mattress Firm, Mr. Black spent 20 years with public accounting firms, the majority with the international firms of Ernst & Young, LLP and PricewaterhouseCoopers, LLP. He is a certified public accountant and member of the American Institute of Certified Public Accountants.

Kenneth E. Murphy III became the Company’s Executive Vice President, Sales and Operations, effective January 15, 2012 after holding various positions within Mattress Firm since 2005, including National Vice President of Sales, Director of Training and Recruiting, Vice President of Field and Talent Management and Regional Vice President of Sales. From 2003 to 2005, Mr. Murphy was as an account manager at Sealy. Mr. Murphy is also currently serving on the board of the David F. Miller Center for Retailing Education and Research at the University of Florida and the Stephen F. Austin University General Business Advisory Board.

Bruce Levy became the Company’s Vice President of Real Estate and Construction in January 2009 to focus on continuing the Company’s nationwide expansion. From 2005 until the time he joined Mattress Firm, Mr. Levy was a Limited Partner at Interface Properties, Inc., having been involved with locating land and developing multi-tenant retail buildings. Mr. Levy has over 25 years of experience as a senior officer of several Fortune 500 companies in the real estate and construction sector, including the Office Depot, Inc., Blockbuster L.L.C., Gateway, Inc., Tweeter Home Entertainment Group, Inc. and PETCO Animal Supplies, Inc. Mr. Levy’s experience includes opening retail stores throughout the United States, Europe and Asia.

Karrie Forbes became the Company’s Executive Vice President, Marketing and Merchandising effective January 15, 2012.  Prior to this new appointment, she served as the Company’s Vice President of Marketing for four years.  Ms. Forbes is responsible for the strategic direction of the marketing, advertising and communication. Ms. Forbes joined a Mattress Firm franchise in 1997 and held positions of increasing responsibility in sales, customer service, recruiting, training and advertising through 2005, when she joined Mattress Firm as Director of Merchandising. Ms. Forbes also serves on the advisory board with the Better Sleep Council and Clear Channel Radio Houston. Ms. Forbes is married to Matthew Forbes, the Company’s Director of Sales and Field Operations.

George W. McGill was promoted to Vice President of Field Operations in July 2009 from his previous position as the Company’s Vice President of Operations, which he held from January 2007, until his promotion. Prior to joining Mattress Firm in 2007, he was Vice President of Operations for Ultimate Acquisition Partners, LP (f/k/a Ultimate Electronics) from 2002 to 2006. Mr. McGill worked for 12 years at Circuit City Stores, Inc. in supply chain management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10%  stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of copies of such reports received by it and written representations from certain persons that no other reports were required for those persons, the Company believes that all filing requirements applicable to its officers, directors and greater than 10% stockholders were complied for fiscal 2011, except that the initial reports on Form 3 for Karrie Forbes and Kenneth E. Murphy III, and the subsequent reports on Form 4 for Ms. Forbes and Messrs. Watts, Suttin, Fiorentino, Tinsey, Stagner and Murphy (each with respect to one transaction), were not filed timely, but each such Form was subsequently filed and the information reported therein is reflected in this Amended Report.

Item 11.    Executive Compensation

Compensation Committee Report

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” set forth below with management.  Based on these reviews and discussions, we recommended to the Board, and the Board approved, that the Compensation Discussion and Analysis be included in this Amended Report.

Compensation Committee

William E. Watts (Chair)

David A. Fiorentino

Adam L. Suttin

Compensation Discussion and Analysis

This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers who are named in the “Summary Compensation Table” and the most important factors relevant to an analysis of these policies and decisions. Our “named executive officers” for the 2011 fiscal year were:

•                  R. Stephen Stagner, Chief Executive Officer and President (“CEO”);

•                  James R. Black, Executive Vice President and Chief Financial Officer (“CFO”);

•                  Stephen G. Fendrich, Chief Strategy Officer (“CSO”);

•                  Kenneth E. Murphy III, Executive Vice President, Sales and Operations; and

•                  Karrie Forbes, Executive Vice President, Marketing and Merchandising.

Overview of Fiscal 2011 Performance and Compensation

We believe our success depends on the continued contributions of our named executive officers. Our executive compensation programs are designed to attract and retain experienced and qualified executive officers and to incentivize them to achieve overall business results and individual performance goals. Our executive compensation programs also support our strategic objectives by aligning the interests of our executive officers with those of our stockholders through the use of operational and financial performance goals and equity-based compensation.

Our compensation policies and compensation-related decisions center on the following objectives:

•                  attracting and retaining talented and experienced executives;

•                  motivating and rewarding executives whose knowledge, skills and performance are critical to our success;

•                  aligning the interests of our executive officers and stockholders by incentivizing executive officers to increase stockholder value and rewarding executive officers when stockholder value increases and performance goals are met;

•                  providing a competitive compensation package in which total compensation is largely performance-based;

•                  ensuring fairness among the executive management team by recognizing the contributions each executive makes to our success; and

•                  fostering a shared commitment among our executive officers by coordinating Company and individual goals.

Each of the key elements of our executive compensation programs is discussed in more detail below. Our executive compensation programs are designed to complement and to collectively serve the compensation objectives described above. We have not adopted formal policies for allocating compensation between short-term and long-term compensation, between cash and non-cash compensation or among different forms of cash and non-cash compensation; we have, however, created base salary, annual bonus and equity award guidelines to enable us to set compensation amounts and opportunities in a manner internally consistent across job positions for all employees, including our named executive officers.

Highlights of Fiscal 2011 Performance

During fiscal 2011, we achieved strong financial performance, and we believe our named executive officers were instrumental in helping us achieve these results. Highlights of our 2011 fiscal year performance include the following:

•                  Net income increased $34.1 million to $34.4 million for fiscal 2011 compared with $0.3 million for fiscal 2010.

•                  Adjusted EBITDA increased $30.4 million to $87.5 million for fiscal 2011 compared with $57.1 million for fiscal 2010. Adjusted EBITDA as a percentage of sales increased to 12.4% during fiscal 2011 compared with 11.6% for fiscal 2010.  We define “Adjusted EBITDA” as earnings before interest, taxes, depreciation and amortization and other adjustments (such as goodwill impairment charges, loss on store closings and acquisition expenses).  Adjusted EBITDA is not a performance measure under accounting principles generally accepted in the United States. See “Item 6. Selected Financial Data” of the Original Report for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

•                  Net sales increased $209.8 million, or 42.5%, to $703.9 million for fiscal 2011, compared to $494.1 million for fiscal 2010. Comparable-store sales increased 20.5% during fiscal 2011.

•                  We opened 106 new stores and acquired 55 stores. New and acquired stores, net of stores closed, added $110.8 million in net sales during fiscal 2011.

•                  We ended fiscal 2011 with no outstanding borrowings and total borrowing capacity of $24.0 million on the revolving credit line portion of our 2007 Senior Credit Facility.

•                  In November 2011, we successfully completed an initial public offering and our common stock became listed on the NASDAQ Global Select Market under the symbol “MFRM.” The stock’s closing price on January 31, 2012 (the last day of fiscal 2011) was $33.03, up from an IPO price of $19.00 per share.

Compensation Framework: Policies and Processes

Roles of the Compensation Committee and Executive Officers in Setting Compensation

During fiscal 2011, the Board established the Compensation Committee. Following our IPO, our Compensation Committee generally has been responsible for developing and administering our executive compensation programs and determining the nature and amount of compensation paid to our named executive officers, and, for all of our employees other than our named executive officers, administering our equity compensation plans and awards.  The Compensation Committee has adopted a written charter under which it operates. This charter is available on our website.

Prior to the IPO, we had a Company-level compensation committee, which was comprised of three voting members (our CEO, CFO and CSO) and four non-voting members (all of whom were members of either our human resources or finance departments).  The Company-level compensation committee had been responsible for recommending and determining base salary amounts and increases for our executive officers (other than themselves), and for recommending the annual bonus goals under our annual incentive program to the board of managers of our then-sole shareholder, Mattress Holdings, LLC (the “Board of Managers”), for its approval.  Prior to the IPO, the Board of Managers was responsible for determining the elements that comprise our executive compensation programs in general, as well as approving the performance objectives associated with our annual bonus programs and approving the equity grants made to employees, both as described below.

The compensation for our CEO, CFO and CSO is governed by their respective employment agreements, which are described below. These agreements were amended and restated in September 2011 and approved by our Board.  Prior to the IPO, the Board of Managers provided oversight of the Company’s compensation practices with respect to these three named executive officers. Our Company-level compensation committee, which is described above, did not make any compensation determinations for these three individuals.

Use of Comparative Market Data

As part of our preparation in 2011 to become a public company, our Board engaged Pearl Meyer & Partners, or “Pearl Meyer,” an independent compensation consulting firm, to advise on certain aspects of compensation for our executives, including assisting us in determining the size and terms of the grants of equity awards to be made under our newly-established equity plan in connection with the IPO. Grants made to our named executive officers at the time of the IPO reflected the recommendations that Pearl Meyer provided to the Board related to such awards.  In addition, Pearl Meyer developed, and our Board approved, a peer group of companies against which to assess the following key components of our named executive officers’ compensation following the IPO: base salary, annual cash bonus and long-term incentives.  Since the IPO, our Compensation Committee has not benchmarked total executive compensation or individual compensation elements against a peer group.

As a public company, we expect to use market data, and may decide to continue to use the services of a compensation consultant, to provide input in establishing the level and types of certain elements of our executive compensation program. While we anticipate that we will take a more systematic approach to reviewing competitive data on executive compensation levels and practices, we expect to continue to apply the compensation philosophies and strategies that we believe are appropriate for our business, and that focus more on long-term and performance-based incentive compensation than on fixed compensation.

Prior to the IPO, certain members of our human resources department conducted, on an annual basis, an analysis of our executive compensation programs relative to those of other comparable companies to gain a general understanding of whether our executive compensation programs were competitive. During fiscal 2011, prior to the IPO, Triad Consultants, Inc., an independent consultant, performed a compensation review under which it used a number of sources to provide us with relevant market data.  While we had historically reviewed the data provided by our human resources department and Triad Consultants, Inc., and from time to time adjusted our compensation practices in light of such data, prior to the IPO we did not formally benchmark our executive compensation levels against the gathered survey data or against any specific group of companies.

Elements of Named Executive Officer Compensation

The following is a discussion of the primary elements of compensation for each of our named executive officers for fiscal 2011. Compensation for our named executive officers consisted of the following elements for fiscal 2011:

•                  Base Salary.  A fixed cash payment intended to attract and retain talented individuals, recognize career experience and individual performance, and provide competitive compensation.

•                  Short-Term Incentives.  An annual cash incentive based on Company performance intended to promote and reward achievement of the Company’s annual financial and strategic objectives.

•                  Long-Term Incentives.  Historically, grants of time-based and performance-based units of our then-sole shareholder, Mattress Holdings, LLC and, in connection with the IPO, grants of time-based and performance-based stock options under our equity plan, both of which are intended to align the executive’s interests with those of our stockholders by tying value to long-term Company performance.

•                  Retirement and Welfare Benefits.  Retirement benefits (including a 401(k) plan and non-qualified deferred compensation plan) intended to provide tax-efficient retirement savings, and health and welfare benefits (including medical, dental, vision, life and AD&D insurance and short-term and long-term disability insurance) intended to provide comprehensive benefits.

•                  Executive Perquisites.  Additional benefits offered to certain of our named executive officers to provide competitive supplemental benefits, such as Company payment of the premiums associated with health and welfare benefits (including medical, dental, and vision coverage), and separate Company-paid life and disability insurance policies for Messrs. Stagner, Black, and Fendrich.

Base Salary

We believe that a competitive base salary is required in order to provide our named executive officers with a stable income stream that is commensurate with their responsibilities and competitive market conditions. The base salaries of Messrs. Stagner, Black and Fendrich are set forth in their respective employment agreements, which were amended and restated effective September 14, 2011 and approved by our Board. The employment agreements also provide, in very limited circumstances, for an automatic annual cost of living adjustment to base salaries.

At the beginning of our 2011 fiscal year, Mr. Stagner’s base salary was increased from $400,000 to $406,100 due to a cost of living adjustment.  Mr. Stagner’s employment agreement was amended and restated, effective September 14, 2011, to provide for an increase in his annual base salary to $500,000, effective upon the consummation of the IPO. In addition, at the beginning of our fiscal 2011, due to a cost of living adjustment, Mr. Black’s base salary was increased from $285,500 to $289,900.  Mr. Fendrich’s base salary, which was set at $325,000 in accordance with the terms of his employment agreement, effective September 24, 2010, remained the same at the beginning of our fiscal 2011. Messrs. Black’s and Fendrich’s employment agreements were amended and restated, effective September 14, 2011, to each provide for an increase in such executives’ annual base salary to $350,000, effective upon the consummation of the IPO.  When determining the IPO-based increase to the base salaries of these named executive officers, our Board took into account the Company’s performance during fiscal 2011 and expansion over the prior two fiscal years, as well as the increased roles and responsibilities the executives would have as executives of a publicly traded company.

Prior to the IPO, recommendations for the base salaries of Mr. Murphy and Ms. Forbes were made by our human resources department, in accordance with our salary administration policy. Our salary administration policy is an internal tool that establishes a salary range for each job position covered by the policy. We generally do not deviate from these guidelines when setting base compensation or increasing base salary, although from time to time we have done so in circumstances warranting special considerations. Our human resources department, when recommending an executive’s initial base salary, reviews the salary guidelines, the individual’s role, expected responsibilities, skills, experience and prior compensation levels and general market data. When recommending subsequent increases to base salary, our human resources department reviews the salary guidelines, the executive’s contributions to the Company, individual performance, and general market trends.

Each year prior to the IPO, our human resources department presented, for review and approval by our CEO, CFO and CSO, initial salary recommendations and recommendations for base salary increases for all other employees, including Mr. Murphy and Ms. Forbes. Our CEO, CFO and CSO then recommended to the chairman of the Board of Managers an aggregate amount for base salary increases for all employees. The chairman of the Board of Managers approved the aggregate amount, but not any individual base salary increases. Our CEO, CFO and CSO then reviewed and approved the individual base salary increases for our other executive officers.

At the beginning of our 2011 fiscal year, Ms. Forbes’ base salary was increased from $200,000 to $206,500 based on the factors described above.  Mr. Murphy’s base salary was not increased at the beginning of our 2011 fiscal year because he had received a base salary increase in connection with his promotion to National Vice President of Sales in September 2010.  Following the IPO, in connection with their promotions to Executive Vice President of Sales and Operations and Executive Vice President of Marketing and Merchandising, respectively, Mr. Murphy and Ms. Forbes entered into amended and restated offer letters, effective January 15, 2012, to provide for an increase in each such executive’s annual base salary to $230,000.  Our Board reviewed the base salaries increases for these named executive officers proposed by the CEO, CFO and CSO, after consultation with our human resources department, and approved such increases based on both the changes in and enhancement of the roles and responsibilities of these executives following the IPO.

Bonus and Short-Term Incentive Arrangements

In addition to receiving base salaries, our named executive officers are eligible to earn annual cash bonuses under our Executive Annual Incentive Plan based upon the attainment of specific performance objectives. During fiscal 2011, our named executive officers were each eligible for a bonus based solely on achievement of the Company’s Adjusted EBITDA goals.

The cash bonuses (as a percentage of base salary) payable to each named executive officer if the relevant performance goals associated with his or her bonus were achieved for fiscal 2011 were as follows:

	Target Cash Bonus as a % of Base Salary(1)
Name	Target	Maximum
R. Stephen Stagner	50%	100%
Stephen G. Fendrich	50%	100%
James R. Black	50%	100%
Kenneth E. Murphy III	35%	70%
Karrie Forbes(2)	25%	50%

(1) Each of Messrs. Stagner, Fendrich and Black’s target and maximum percentages are established by the terms of his respective employment agreement, and each of Mr. Murphy’s and Ms. Forbes’ target percentage is established by the terms of his or her respective letter agreement, in each case as described below.

(2) Under Ms. Forbes’ amended and restated offer letter, effective January 15, 2012, her target percentage was increased from 25% to 35% of base salary.  The target percentage increase was effective beginning in fiscal year 2012.

The Board of Managers was responsible for establishing bonus targets and opportunities granted prior to the IPO. For fiscal years beginning with our 2012 fiscal year, our Compensation Committee will determine the performance criteria applicable to our annual bonuses. The Board of Managers, after consultation with the CEO, CFO and CSO, set the fiscal 2011 Adjusted EBITDA target at a level it believed was both challenging and achievable. By establishing a target that was challenging, the Board of Managers believed that the performance of our employees, and therefore our performance, would be maximized. By setting a target that was also achievable, the Board of Managers believed that employees would remain motivated to perform at the high level required to achieve the target. Adjusted EBITDA goals for fiscal 2011 and their commensurate payouts are in detailed in the chart below. Bonus payouts are interpolated when performance falls between the discrete points shown.

	Below Threshold	Threshold	Target	Maximum	FY2011 Actual
Adjusted EBITDA	< $66.5 million	$66.5 million (92% of target; +16% vs. fiscal year 2010)	$72.6 million (+27% vs. fiscal year 2010)	>$78.5 million (108% of target; +37% vs. fiscal year 2010)	$87.5 million (121% of target; +53% vs. fiscal year 2010)
Bonus Payout as a % of Target Bonus	No bonus	0%	100% of target	200% of target	200% of target

At the conclusion of the fiscal year, Adjusted EBITDA results were calculated by our finance department and were presented to our Compensation Committee for review and approval. Actual Adjusted EBITDA for fiscal 2011 was $87.5 million, which is in excess of the maximum Adjusted EBITDA level of $78.5 million. This resulted in a payout to Messrs. Stagner, Black, Fendrich, and Murphy and Ms. Forbes of 200% of their target cash bonus.

In addition to the bonuses described above, the employment agreements for Messrs. Stagner, Black, and Fendrich establish a supplemental bonus pool, whereby such executives are eligible to share with other members of the senior management of the Company in an incremental bonus pool of 10% of the actual amount of annual Adjusted EBITDA in excess of the annual Adjusted EBITDA maximum level target for each fiscal year that the executive is employed by us.  For fiscal 2011, the actual amount of annual Adjusted EBITDA of $87.5 million exceeded the fiscal 2011 maximum level Adjusted EBITDA target of $78.5 million by a total of $8.99 million, which resulted in an incremental bonus pool of $899,000 for fiscal 2011.  After the size of the pool was determined, Messrs. Stagner, Black and Fendrich recommended to our Compensation Committee the employees eligible to share in the incremental bonus pool and, for all such employees (other than themselves), the allocation of such bonus amounts.  Our Compensation Committee reviewed the bonus recommendations for employees proposed by Messrs. Stagner, Black and Fendrich and approved such bonuses, as well as the bonuses to Messrs. Stagner, Black and Fendrich, based on these employees’ contributions to the Company throughout and following the IPO process.  For fiscal year 2011, all of our named executive officers were eligible to share in this incremental bonus pool.  Messrs. Stagner, Black and Fendrich received additional bonuses equivalent to 22.2%, 19.5% and 12.2% of the incremental bonus pool, respectively, and Mr. Murphy and Ms. Forbes each received additional bonuses of 6.1% of the incremental bonus pool.

The actual bonuses paid to our named executive officers with respect to fiscal 2011 are set forth in the “Summary Compensation Table” below.

Stock-Based Incentive Arrangements

In connection with the IPO, the Company established the Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan, or the “Omnibus Plan,” for grants of all equity-based awards in connection with or after the IPO.  The primary goals of the Omnibus Plan are to align the interests of our named executive officers with the interests of our shareholders and to encourage executive retention through the use of both service-based and performance-based vesting requirements.

In connection with the IPO, our Compensation Committee recommended and our Board approved the Company employees to whom stock options would be granted and the amount and terms and conditions of such grants, in each case based on the contributions of these employees to the Company throughout the IPO process and the level of equity previously granted to these employees by the Board of Managers prior to the IPO.  In connection with the IPO, our Board granted the following awards of stock options under the Omnibus Plan to our named executive officers: Mr. Stagner received a stock option to acquire 173,940 shares of common stock; Messrs. Black and Fendrich each received a stock option to acquire 86,970 shares of common stock; and Mr. Murphy and Ms. Forbes each received a stock option to acquire 50,596 shares of common stock. One-half of each stock option grant to our named executive officers is subject to a five-year pro-rata time-based vesting schedule, while the remaining one-half of the stock option is subject to a four-year performance-based vesting schedule, with such performance vesting based on specified stock price increase targets.  Our Compensation Committee determined to grant time-based awards to encourage employee retention and performance-based awards to reward the achievement of specified performance goals related to our stock price and thereby provide value to our executives only when our shareholders also benefited.

Prior to the IPO, Mattress Holdings, LLC, the sole stockholder of the Company, established a class of equity ownership units, or “Class B Units,” that were issued to employees of the Company providing services to or for the benefit of Mattress Holdings, LLC at the discretion of the Board of Managers. The Class B Units are administered by the Board of Managers.

Each holder of vested Class B Units is entitled to its pro rata share of future distributions to the equity owners of Mattress Holdings, LLC after certain other equity holders have received aggregate preferred distributions equal to the greater of (i) $154.3 million or (ii) the fair value of Mattress Holdings, LLC’s equity on the relevant grant date of the Class B Units. Each Class B Unit grant is comprised of four tranches with separate vesting criteria. The Class B-1 Unit tranche comprises 40% of the total units granted and vested over five years in 20% increments on January 18 of each year, subject to continued employment.  These units vested in full immediately prior to the IPO. The Class B-2, B-3 and B-4 Unit tranches comprise the remaining portion of each Class B Unit grant and were scheduled to vest in their entirety immediately prior to a change of control or, if earlier, the date of expiration of the lock-up agreements entered into by JWC Mattress Holdings, LLC, JWC Equity Funding III, Inc. and their respective affiliates that are unit holders of Mattress Holdings, LLC (collectively, the “JWC Investors”) in connection with the IPO (the “Lock-up Expiration Date”), in each case if the return on investment to entities affiliated with the JWC Investors meets or exceeds established performance thresholds.  The thresholds were met and the Class B-2, B-3 and B-4 Units vested on May 15, 2012.

In addition, Messrs. Stagner, Black and Murphy and Ms. Forbes hold Class C-2 Units. Each holder of the Class C-2 Units is entitled to his or her pro rata share of future distributions to the equity holders of Mattress Holdings, LLC after certain other equity holders have received aggregate preferred distributions equal to the aggregate amount of the 2009 equity investment in Mattress Holdings LLC, until the cumulative distributions to all of the Class C Unit holders (including the Class C-2 Unit holders) equals $154,109,670. The Class C-2 Unit holders also share in any additional distributions beyond this threshold. The Class C-2 Units were fully vested on the date of grant. No Class C-2 Units were granted in fiscal 2011.

Employment and Severance Arrangements

We have entered into employment agreements with Messrs. Stagner, Black and Fendrich and letter agreements with Mr. Murphy and Ms. Forbes. The employment agreements with Messrs. Stagner, Black and Fendrich were amended and restated, effective September 14, 2011, to extend the terms of such agreements through the end of fiscal 2014, and, effective upon the consummation of the IPO, to increase the annual base salaries of Messrs. Stagner, Black and Fendrich to the amounts set forth below.  The letter agreements with Mr. Murphy and Ms. Forbes were amended and restated, effective January 15, 2012, to increase their annual base salaries to the amounts set forth below.  As discussed above, when determining the increase to the base salaries of these named executive officers, our Board took into account the Company’s performance during fiscal 2011 and its expansion over the prior two fiscal years, as well as the increased roles and responsibilities the executives would have as executives of a publicly traded company. None of the agreements provide for any tax-gross-ups on severance payments made in relation to a change-in-control. The material terms of these arrangements are summarized below.

•                  Employment Agreement with Mr. Stagner.  Mr. Stagner is a party to an amended and restated employment agreement, effective September 14, 2011, under which he is entitled to receive an annual base salary of $500,000 (effective upon the consummation of the IPO) and is eligible for an annual target cash bonus. The agreement also provides for certain payments and benefits to be provided upon a qualifying termination of Mr. Stagner’s employment, as described below under “Potential Payments Upon Termination or Change of Control.”  In addition, the agreement provides that the term of his employment will be automatically extended for subsequent one-year terms, unless three (3) months notice of non-renewal is provided by either the Company or Mr. Stagner.

•                  Employment Agreements with Messrs. Fendrich and Black.  Messrs. Fendrich and Black are each a party to an employment agreement, effective September 14, 2011, under which each is entitled to receive an annual base salary of $350,000 (effective upon the consummation of the IPO) and is eligible for an annual target cash bonus. Each agreement also provides for certain payments and benefits to be provided upon a qualifying termination of Messrs. Fendrich’s or Black’s employment, as described below under “Potential Payments Upon Termination or Change of Control.”  In addition, each agreement provides that the term of Messrs. Fendrich’s or Black’s employment will be automatically extended for subsequent one-year terms, unless three (3) months notice of non-renewal is provided by either the Company or Messrs. Fendrich or Black, as applicable.

•                  Letter Agreements with Mr. Murphy and Ms. Forbes.  Mr. Murphy and Ms. Forbes are each a party to an offer letter agreement with the Company, effective January 15, 2012, under which they each are entitled to receive an annual base salary of $230,000.  The agreements also provide that Mr. Murphy and Ms. Forbes are each eligible for an annual target cash bonus. Mr. Murphy is not entitled to payments upon a termination of employment, while Ms. Forbes is entitled to certain payment upon a qualifying termination of her employment, as described below under “Potential Payments Upon Termination or Change of Control.”  Under both of these agreements, Mr. Murphy and Ms. Forbes are at-will employees.

Retirement and Welfare Benefits

We maintain a retirement savings plan, which is a 401(k) defined contribution plan (the “401(k) Plan”), for the benefit of all eligible employees, including our named executive officers (on the same basis as all eligible employees). The 401(k) Plan provides for an annual match of 33 1/3% of contribution amounts up to the IRS-imposed plan maximums.

In addition to the 401(k) Plan, we sponsor the Executive Nonqualified Excess Plan, an unfunded, unsecured nonqualified deferred compensation plan under which certain management employees may elect to defer a percentage or specific dollar amount of their compensation until a later date. We offer this plan because it facilitates retirement savings and provides financial flexibility for our key employees. While the Company may, at its discretion, provide matching and profit-sharing contributions under the Executive Nonqualified Excess Plan, we have not, as of this time, elected to make any such contributions.

We also provide our eligible employees, including our named executive officers, with medical, dental, and vision coverage, life and accidental death and dismemberment insurance, short-term and long-term disability insurance, and the opportunity to enroll in our flexible spending account program.

Executive Perquisites

We provide limited executive perquisites, including Company payment of medical, dental and vision premiums for certain named executive officers, as well as provision and payment of separate life and disability insurance policies for Messrs. Stagner, Black and Fendrich. The costs associated with all perquisites are included in the “Summary Compensation Table” below.

Risk Assessment of Compensation Policies and Practices

Our Board and our Compensation Committee have considered whether the risks arising from our compensation practices or policies are reasonably likely to have a materially adverse effect on the Company.  We believe that the structure of our compensation programs does not incentivize unnecessary or excessive risk-taking.  Our policies and practices include the following risk-mitigating characteristics: our compensation programs are generally administered by our Compensation Committee; there is an annual cap on the amount of bonuses that may be paid to our named executive officers and other employees; the performance goals upon which annual bonuses are paid are approved by our Compensation Committee and our Board; bonus amounts are only paid after the performance is certified by this committee after receiving input from our finance department following a review of our audited financials; and our equity awards are subject to multi-year vesting and the ultimate value of such awards is tied to the Company’s long-term stock price performance.  As a result of this review, the Company does not believe that our compensation policies and practices create or encourage the taking of risks that are reasonably likely to have a material adverse effect on the Company.  In addition, we have adopted an insider trading policy that generally prohibits insiders from pledging shares of our common stock and requires prior approval for any hedging of their ownership of our common stock.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code, or “Section 162(m),” disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for certain of its executive officers, other than its chief financial officer, unless such compensation qualifies as performance-based under such section. As we were not publicly traded prior to the IPO, neither our Compensation Committee nor the Board of Managers had previously taken the deductibility limit imposed by Section 162(m) into consideration in setting compensation. At such time as we are subject to the deduction limitations of Section 162(m), we expect that our Compensation Committee will consider the deductibility of compensation, but may, in its judgment, authorize compensation payments that do not comply with the exemptions, in whole or in part, under Section 162(m) or that may otherwise be limited as to tax deductibility.

Our Compensation Committee, in connection with decisions that relate to our equity incentive award plans and programs, consider the accounting implications of significant compensation decisions. As accounting standards change, we may revise certain programs to appropriately align the accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Compensation of Named Executive Officers

The tables in the following sections provide information required by the SEC regarding compensation paid to or earned by our named executive officers.

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to us or Mattress Holdings, LLC in fiscal 2010 and 2011.

Name and Principal Position	Year		Salary ($)(a)	Stock Awards ($)(b)	Option Awards ($)(c)	Non-Equity Incentive Plan Compensation ($)(d)	All Other Compensation ($)(f)	Total ($)
R. Stephen Stagner	2011		$424,940	—	$1,477,620	$606,100	$19,989	$2,528,649
President and Chief Executive Officer	2010		$395,000	—	—	$102,168	$14,249	$511,417
Stephen G. Fendrich	2011		$330,016	—	$738,810	$435,000	$58,235	$1,562,061
Chief Strategy Officer	2010	(e)	$125,625	$57,500	—	$48,424	$19,447	$250,996

James R. Black	2011		$301,958	—	$738,810	$464,900	$15,845	$1,521,513
Executive Vice President and Chief Financial Officer	2010		$285,500	—	—	$72,923	$12,626	$371,049
Kenneth E. Murphy III	2011		$201,365	—	$429,813	$195,956	—	$827,134
Executive Vice President, Sales and Operations
Karrie Forbes	2011		$207,569	—	$429,813	$158,785	$4,805	$800,972
Executive Vice President, Marketing and Merchandising

(a)                                  Amounts shown in this column are not reduced to reflect any deferrals under the Executive Nonqualified Excess Plan (our nonqualified deferred compensation plan) or the 401(k) Plan.

(b)                                 Amounts shown in the column reflect the fair value of Class B Unit awards on their grant date. The underlying valuation assumptions for Class B Unit awards are further discussed in Note 14 to the consolidated financial statements for fiscal 2011 (the “2011 Financials”), which are included in the Original Report.

(c)                                  Amounts shown in this column represent the dollar amounts of the aggregate grant date fair value of stock option awards determined in accordance with ASC Topic 718.  The underlying valuation assumptions for stock option awards are further discussed in Note 14 to the 2011 Financials, which are included in the Original Report.

(d)                                 Amounts shown in this column represent the named executive officer’s annual bonus payment. For each named executive officer, the annual bonus is based solely on achievement of the Company’s Adjusted EBITDA target. Bonus amounts also include a portion of the incremental bonus pool of 10% of the Company’s actual Adjusted EBITDA over the Company’s Adjusted EBITDA maximum level target.  Bonus amounts are not reduced to reflect any deferrals under the Executive Nonqualified Excess Plan or the 401(k) Plan. See “Compensation Discussion and Analysis—Elements of Named Executive Officer Compensation—Bonus and Short-Term Incentive Arrangements”.

(e)                                  Mr. Fendrich joined the Company as Chief Strategy Officer on September 24, 2010. The amounts shown for Mr. Fendrich during fiscal 2010 reflect his compensation for the portion of fiscal 2010 during which he was employed by the Company.

(f)                                    Amounts shown in the “All Other Compensation” column include the following items, as applicable to each named executive officer, for fiscal 2010 and 2011: Company-paid premiums for life and disability insurance and health coverage, Company contributions to the 401(k) Plan, relocation and temporary housing expenses.

All Other Compensation Table

Name	Year	Company-Paid Premiums for Life and Disability Insurance ($)(a)	Company- Paid Premiums for Health Coverage ($)(b)	Company Contributions to 401(k) Plan ($)(c)	Relocation Expenses ($)		Total ($)
R. Stephen Stagner	2011	$2,628	$11,862	$5,499	—		$19,989
Stephen G. Fendrich	2011	$6,862	$11,862	$583	$38,928	(d)	$58,235
James R. Black	2011	$1,951	$8,395	$5,499	—		$15,845
Kenneth E. Murphy III	2011	—	—	—	—		—
Karrie Forbes	2011	—	—	$4,805	—		$4,805

(a)                                  Amounts shown reflect Company-paid premiums for Messrs. Stagner and Black’s life and disability insurance.

(b)                                 Amounts shown reflect Company-paid premiums for Messrs. Stagner, Fendrich and Black’s health coverage, including medical, dental and vision coverage.

(c)                                  Amounts shown reflect the Company’s matching contributions to the named executive officer’s 401(k) Plan account. The 401(k) Plan provides for an annual match of 33 1/3% of contribution amounts.

(d)                                 Amount shown reflects reimbursement of relocation expenses in connection with Mr. Fendrich’s relocation to Houston, Texas, including temporary housing expenses of $25,600, and a “gross-up” of $13,328 to cover taxes on his temporary housing expenses.

Grants of Plan-Based Awards Table

The following table sets forth information regarding grants of plan-based awards made to our named executive officers during fiscal 2011:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All other option awards: number of securities underlying	Exercise or Base Price of Option	Grant date fair value of
Name		Grant Date	Threshold ($)	Target ($)(c)	Maximum ($)(c)	Threshold (#)	Target (#)(d)	Maximum (#)	options (#)(e)	Awards ($/Share)(f)	awards ($)(g)
R. Stephen Stagner	Bonus(a)	—	—	$203,050	$406,100	—	—	—	—	—	—
	Stock Options	11/17/2011	—	—	—	—	86,970	—	86,970	$19.00	$1,477,620
Stephen G. Fendrich	Bonus(a)	—	—	$162,500	$325,000	—	—	—	—	—	—
	Stock Options	11/17/2011	—	—	—	—	43,485	—	43,485	$19.00	$738,810
James R. Black	Bonus(a)	—	—	$144,950	$289,900	—	—	—	—	—	—
	Stock Options	11/17/2011	—	—	—	—	43,485	—	43,485	$19.00	$738,810
Kenneth E.	Bonus(b)	—	—	$70,000	$140,000	—	—	—	—	—	—
Murphy III	Stock Options	11/17/2011	—	—	—	—	25,298	—	25,298	$19.00	$429,813
Karrie Forbes	Bonus(b)	—	—	$51,625	$103,250	—	—	—	—	—	—
	Stock Options	11/17/2011	—	—	—	—	25,298	—	25,298	$19.00	$429,813

(a)                                      Non-equity incentive plan compensation for Messrs. Stagner, Fendrich and Black is determined and paid in accordance with the terms of their respective employment agreements, and is based on achievement of Company performance targets that were approved by the Board of Managers prior to the IPO.

(b)                                     Non-equity incentive plan compensation for Mr. Murphy and Ms. Forbes is determined and paid in accordance with the terms of their respective letter agreements, and is based on achievement of Company performance targets that were approved by the Board of Managers prior to the IPO.

(c)                                      These amounts represent target and maximum bonus opportunities for each of the named executive officers.  Messrs. Stagner, Fendrich and Black’s employment agreements provide that their target bonus opportunity for fiscal 2011 will be based on base salaries of $406,100, $325,000 and $289,900, respectively, regardless of whether an IPO had been consummated during such fiscal year.  For fiscal 2011, each named executive officer also received a supplemental bonus based of a portion of an incremental bonus pool of 10% of the Company’s actual Adjusted EBITDA over the Company’s Adjusted EBITDA maximum level target.  The actual amount of the bonus earned by each named executive officer for fiscal 2011 is reported in the “Summary Compensation Table” under the heading “Non-Equity Incentive Plan Compensation.”  For a description of the supplemental bonuses and performance targets relating to the Company’s bonus opportunities for fiscal 2011, please refer to “Compensation Discussion and Analysis—Elements of Named Executive Officer Compensation—Bonus and Short-Term Incentive Arrangements” above.

(d)                                     All stock option awards included in this column were granted under the Omnibus Plan in connection with the IPO and are options to purchase common stock of the Company.  The award, included in this column, which comprises one-half of the stock options granted to each of our named executive officers, is subject to a four-year performance-based vesting schedule.  The performance vesting component is based on specified stock price increase targets.  For a description of the stock option awards, please refer to “Compensation Discussion and Analysis—Elements of Named Executive Officer Compensation—Stock-Based Incentive Arrangements”.

(e)                                      All stock option awards included in this column were granted under the Omnibus Plan in connection with the IPO and are options to purchase common stock of the Company.  The award, included in this column, which comprises one-half of the stock options granted to each of our named executive officers, is subject to a five-year time-based vesting schedule.  For a description of the stock option awards, please refer to “Compensation Discussion and Analysis—Elements of Named Executive Officer Compensation—Stock-Based Incentive Arrangements”.

(f)                                        The exercise price of the stock options is the fair market value of a share of our common stock on the date of grant, which was determined based on the per share offering price of our common stock in the IPO.

(g)                                     Amounts shown reflect the fair value of the stock option awards on the grant date. The underlying valuation assumptions for stock option awards are further discussed in Note 14 to the 2011 Financials, which are included in the Company’s Original Report.

Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table

Each of our named executive officers is party to an employment agreement (in the cases of Messrs. Stagner, Fendrich and Black) or a letter agreement (in the cases of Mr. Murphy and Ms. Forbes), each of which provides for a base salary and other benefits, as described above in the Compensation Discussion and Analysis. All of our named executive officers are eligible to participate in our Executive Nonqualified Excess Plan (our nonqualified deferred compensation plan) and our benefit plans and programs.

Our named executive officers were also eligible to receive bonuses based on the Company’s achievement of an Adjusted EBITDA target for fiscal 2011. For 2011, the Adjusted EBITDA target was set by the Board of Managers, after consultation with our CEO, CFO and CSO. If the Adjusted EBITDA target was achieved, Messrs. Stagner, Fendrich and Black were entitled to receive a target bonus equal to 50% of base salary, Mr. Murphy was entitled to receive a target bonus equal to 35% of base salary and Ms. Forbes was entitled to receive a target bonus equal to 25% of base salary. If the Company achieved between 90% and 100% of the annual Adjusted EBITDA target, the cash bonus would be determined by linear interpolation between the target percentages described above. If the Company achieved greater than 100% of the annual Adjusted EBITDA target, each executive had the opportunity to receive a bonus of up to two times his or her respective target cash bonus.

In addition to the bonuses described above, our named executive officers are eligible to share with other members of the senior management of the Company in an incremental bonus pool of 10% of the actual amount of annual Adjusted EBITDA in excess of the annual Adjusted EBITDA maximum level target.  The amounts paid in respect of such incremental bonus pool are described above under “Compensation Discussion and Analysis—Elements of Named Executive Officer Compensation—Bonus and Short-Term Incentive Arrangements”.

Outstanding Equity Awards as of Fiscal Year End

The following table summarizes the number of stock options and Class B Units underlying outstanding equity awards for each named executive officer as of January 31, 2012, the last day of our 2011 fiscal year. Stock options were granted by the Company under our Omnibus Plan and are option to purchase common stock of the Company. The Class B Units are equity awards made prior to the IPO by our then-sole stockholder, Mattress Holdings, LLC, and are not equity awards of the Company.

			OPTION AWARDS				STOCK AWARDS
Name	Grant Date	Equity Class (a)	Number of Securities Underlying Unexercised Options - Unexercisable (#)(b)	Equity Incentive Awards: Number of Securities Underlying Unexercised Unearned Options (#)(c)	Option Exercise Price ($)(d)	Option Expiration Date (e)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(i)	Equity Incentive Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(i)
R. Stephen Stagner	1/18/2007	B-2(f)	—	—	—	—	—	—	107,468	$3,259,267
		B-3(g)	—	—	—	—	—	—	26,867	$814,817
		B-4(h)	—	—	—	—	—	—	26,867	$814,817
	8/21/2009	B-2(f)	—	—	—	—	—	—	15,484	$469,595
		B-3(g)	—	—	—	—	—	—	3,871	$117,399
		B-4(h)	—	—	—	—	—	—	3,871	$117,399
	11/17/2011	—	86,970	86,970	$19.00	11/17/2021	—	—	—	—
Stephen G. Fendrich	10/21/2010	B-2(f)	—	—	—	—	—	—	100,000	$3,032,779
		B-3(g)	—	—	—	—	—	—	25,000	$758,195
		B-4(h)	—	—	—	—	—	—	25,000	$758,195
	11/17/2011	—	43,485	43,485	$19.00	11/17/2021	—	—	—	—
James R. Black	1/18/2007	B-2(f)	—	—	—	—	—	—	71,645	$2,172,834
		B-3(g)	—	—	—	—	—	—	17,911	$543,201
		B-4(h)	—	—	—	—	—	—	17,911	$543, 201
	8/21/2009	B-2(f)	—	—	—	—	—	—	10,322	$313,043
		B-3(g)	—	—	—	—	—	—	2,581	$78,276
		B-4(h)	—	—	—	—	—	—	2,581	$78,276
	11/17/2011	—	43,485	43,485	$19.00	11/17/2021	—	—	—	—
Kenneth E. Murphy III	3/5/2007	B-2(f)	—	—	—	—	—	—	10,747	$325,933
		B-3(g)	—	—	—	—	—	—	2,687	$81,491
		B-4(h)	—	—	—	—	—	—	2,687	$81,491
	8/21/2009	B-2(f)	—	—	—	—	—	—	1,548	$46,947
		B-3(g)	—	—	—	—	—	—	387	$11,737
		B-4(h)	—	—	—	—	—	—	387	$11,737
	11/9/2009	B-2(f)	—	—	—	—	—	—	4,098	$124,283
		B-3(g)	—	—	—	—	—	—	1,025	$31,086
		B-4(h)	—	—	—	—	—	—	1,025	$31,086
	10/21/2010	B-2(f)	—	—	—	—	—	—	19,606	$594,607
		B-3(g)	—	—	—	—	—	—	4,902	$148,667
		B-4(h)	—	—	—	—	—	—	4,902	$148,667
	11/17/2011	—	25,298	25,298	$19.00	11/17/2021	—	—	—	—
Karrie Forbes	3/5/2007	B-2(f)	—	—	—	—	—	—	10,747	$325,933
		B-3(g)	—	—	—	—	—	—	2,687	$81,491
		B-4(h)	—	—	—	—	—	—	2,687	$81,491
	8/21/2009	B-2(f)	—	—	—	—	—	—	1,548	$46,947
		B-3(g)	—	—	—	—	—	—	387	$11,737
		B-4(h)	—	—	—	—	—	—	387	$11,737
	11/9/2009	B-2(f)	—	—	—	—	—	—	4,614	$139,932
		B-3(g)	—	—	—	—	—	—	1,154	$34,998
		B-4(h)	—	—	—	—	—	—	1,154	$34,998
	11/17/2011	—	25,298	25,298	$19.00	11/17/2021	—	—	—	—

(a)                                      The Class B Units are divided into four tranches: Class B-1 Units; Class B-2 Units; Class B-3 Units; and Class B-4 Units. For a description of the Class B Units, please refer to “Compensation Discussion and Analysis—Elements of Named Executive Officer Compensation—Stock-Based Incentive Arrangements”.  Stock option awards granted under the Omnibus Plan are not divided into separate equity classes.

(b)                                     Reflects stock options granted under the Omnibus Plan that vest based on service-based vesting conditions.  Such stock options vest in equal annual installments over five years beginning on the first anniversary of the grant date.  No such stock options are currently exercisable.

(c)                                      Reflects stock options granted under the Omnibus Plan that are subject to performance-based vesting conditions for which the performance conditions have not been satisfied at the end of fiscal year 2011.  Such stock options are subject to a four-year performance-based vesting schedule, with such performance vesting based on specified stock price increase targets.

(d)                                     The exercise price of stock options is the fair market value of a share of our common stock on the grant date.  The exercise price for the stock options granted on November 17, 2011 was $19.00 per share, and was determined based on the per share offering price of our common stock in the IPO.  No stock options have been granted since the IPO.

(e)                                     All stock options have a ten-year term.

(f)                                        The Class B-2 Units vest in their entirety immediately prior to a change of control or, if earlier, the Lock-up Expiration Date, if the return on investment to the JWC Investors meets or exceeds a specified annual internal rate of return on invested capital and a specified return on invested capital of such JWC Investors. Any unvested Class B-2 Units become “earned” ratably over five years, with 20% of such units vesting on January 18 of each year, subject to continued employment.  In general, once a Class B-2 Unit becomes earned, it will not be subject to forfeiture in the event of a named executive officer’s termination of employment. However, a named executive officer will forfeit his or her earned Class B-2 Units if such executive terminates his or her employment without good reason or the Company terminates the executive’s employment for cause. In the case of Messrs. Stagner and Black, however, their earned Class B-2 Units will not be subject to forfeiture if the executive terminates employment without good reason, provided such termination occurs after January 18, 2012.  As described under “—Elements of Named Executive Officer Compensation—Stock-Based Incentive Arrangements,” above, all of the Class B-2 Units vested in full after the end of fiscal 2011 year end as a result of the applicable performance thresholds being met in full.

(g)                                     The Class B-3 Units vest in their entirety immediately prior to a change of control or, if earlier, the Lock-up Expiration Date, if the return on investment to the JWC Investors meets or exceeds a specified return on invested capital of such JWC Investors.  As described under “—Elements of Named Executive Officer Compensation—Stock-Based Incentive Arrangements,” above, all of the Class B-2 Units vested in full after the end of fiscal 2011 year end as a result of the applicable performance thresholds being met in full.

(h)                                     The Class B-4 Units vest in their entirety immediately prior to a change of control or, if earlier, the Lock-up Expiration Date, if the return on investment to the JWC Investors meets or exceeds a specified return on invested capital of such JWC Investors.  As described under “—Elements of Named Executive Officer Compensation—Stock-Based Incentive Arrangements,” above, all of the Class B-2 Units vested in full after the end of fiscal 2011 year end as a result of the applicable performance thresholds being met in full.

(i)                                       Value is determined using the fair value of Class B Units on the last day of our 2011 fiscal year based on a valuation performed by the Company. Each holder of the vested Class B Units is entitled to his or her pro rata share of future distributions to the equity owners of Mattress Holdings, LLC after certain other equity holders have received aggregate preferred distributions equal to the greater of (i) $154.3 million or (ii) the fair value of Mattress Holdings, LLC’s equity on the applicable grant date of the Class B Units. No value was actually realized by the holders of such Class B Units at fiscal year end.

Option Exercises and Stock Vested Table

The following table sets forth information regarding the number and value of vested Class B Units for each named executive officer during fiscal 2011.  No stock options were exercised by our named executive officers during fiscal 2011.

Name	Grant Date	Equity Class	Number of Units Acquired on Vesting (#)(a)	Value Realized on Vesting ($)(b)
R. Stephen Stagner	1/18/2007	Class B-1	21,494	$324,405
	8/21/2009	Class B-1	3,097	$46,686
Stephen G. Fendrich	10/21/2010	Class B-1	90,000	$1,271,932
James R. Black	1/18/2007	Class B-1	14,329	$216,272
	8/21/2009	Class B-1	2,064	$31,124
Kenneth E. Murphy III	3/5/2007	Class B-1	2,149	$32,438
	8/21/2009	Class B-1	310	$4,671
	11/9/2009	Class B-1	2,459	$37,070
	10/21/2010	Class B-1	18,626	$263,229

Karrie Forbes	3/5/2007	Class B-1	2,149	$32,438
	8/21/2009	Class B-1	310	$4,671
	11/9/2009	Class B-1	1,846	$27,825

(a)                                  Reflects time-based Class B Units that vested during fiscal 2011. The unvested portion of the outstanding time-based Class B Units vested upon consummation of the IPO.  For a description of the Class B Units, please refer to “—Elements of Named Executive Officer Compensation—Stock-Based Incentive Arrangements”.

(b)                                 Value is determined using the fair value of the Class B Units on the vesting date based on a valuation performed by the Company. No value was actually realized by the holders of such Class B Units upon vesting.

Non-Qualified Deferred Compensation Table

The following table shows the amounts held by our named executive officers under the Company’s Executive Nonqualified Excess Plan, our non-qualified deferred compensation plan, for fiscal 2011.

Name	Executive Contributions in Last Fiscal Year ($)(a)	Registrant Contributions in Last Fiscal Year ($)(b)	Aggregate Earnings in Last Fiscal Year ($)(c)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at end of Fiscal 2011 ($)
R. Stephen Stagner	$9,600	—	$(9,561)	—	$186,208
Stephen G. Fendrich	—	—	—	—	—
James R. Black	—	—	$(4,190)	$53,130	$154,520
Kenneth E. Murphy III	$21,356	—	$(2,080)	$23,791	$89,988
Karrie Forbes	$20,969	—	$(981)	—	$145,602

(a)                                  All amounts deferred by the named executive officers for fiscal 2011 have also been reported in the “Summary Compensation Table” above.

(b)                                 No Company contributions or credits were made into this plan for fiscal 2011.

(c)                                  Reflects market-based earnings on amounts credited to participant’s accounts under the plan.

The Executive Nonqualified Excess Plan is an unfunded, unsecured nonqualified deferred compensation plan under which certain management employees may elect to defer all or a portion of their base salaries and annual bonuses until a specified date or event. All amounts credited to a participant’s account under the plan are notionally invested in mutual funds or other investments available in the market.

Under the Executive Nonqualified Excess Plan, participants are 100% vested in their elective deferrals at all times and become 100% vested in Company contributions upon attainment of age 55, a change of control, or the participant’s death or disability. Company contributions vest on a graded schedule beginning with 20% after a participant has completed three years of service, and 20% in each year thereafter until the participant is 100% vested after completing seven years of service. Distributions will occur upon the earliest of (a) a participant’s separation from service, (b) the disability of a participant, (c) the death of a participant, (d) a change in control event, or (e) an unforeseeable emergency. In certain instances, a participant may designate certain deferrals as “in-service” or “education” credits, which would permit the participant to receive a distribution of such amount on a specified date. Plan assets are held within a rabbi trust and the Company is restricted from accessing the assets.

Potential Payments Upon Termination or Change in Control

Each of our named executive officers, other than Mr. Murphy, is entitled to receive certain benefits upon a qualifying termination of employment. Mr. Murphy is not entitled to receive any severance benefits upon a termination of employment. The benefits that Messrs. Stagner, Fendrich and Black are entitled to receive upon a termination of employment are set forth in their respective employment agreements. The benefits that Ms. Forbes is entitled to receive upon a termination of employment are set forth in her letter agreement.  The Company does not maintain a severance plan.

Each named executive officer was also entitled to accelerated vesting of all or a portion of his or her Class B Units in connection with a change of control. The Class B-2, B-3 and B-4 Units were to vest in their entirety immediately prior to a change of control or, if earlier, the Lock-up Expiration Date, if the return on investment to the JWC Investors meets or exceeds certain established performance thresholds.  The following table summarizes the payments that would have been made to our named executive officers upon the occurrence of a qualifying termination of employment or change in control of the Company, assuming that each named executive officer’s termination of employment or a change in control occurred on January 31, 2012, the last business day of our fiscal year.

Potential Payment Upon Termination or Change in Control

Named Executive Officer	Benefit	Change of Control ($)(d)	Without Cause or For Good Reason ($)(e)	Non-Renewal (by Company) ($)(e)	Death ($)(e)	Disability ($)(e)
R. Stephen Stagner	Cash Severance(a)	—	$750,000	$750,000	$750,000	$611,400
	Acceleration of Equity(b)	$9,329,310	—	—	—	—
	Health/Welfare(c)	—	$17,794	$17,794	—	$17,794
Stephen G. Fendrich	Cash Severance(a)	—	$350,000	$262,500	$350,000	$188,600
	Acceleration of Equity(b)	$7,491,947	—	—	—	—
	Health/Welfare(c)	—	$11,863	$8,897	—	$11,863
James R. Black	Cash Severance(a)	—	$525,000	$525,000	$525,000	$469,200
	Acceleration of Equity(b)	$6,219,530	—	—	—	—
	Health/Welfare(c)	—	$12,593	$12,593	—	$12,593
Kenneth E. Murphy III	Cash Severance(a)	—	—	—	—	—
	Acceleration of Equity(b)	$2,712,754	—	—	—	—
	Health/Welfare(c)	—	—	—	—	—
Karrie Forbes	Cash Severance(a)	—	$115,000	—	—	—
	Acceleration of Equity(b)	$1,282,998	—	—	—	—
	Health/Welfare(c)	—	—	—	—	—

(a)                                  The cash severance for Messrs. Stagner, Fendrich and Black is determined under their respective employment agreements. The cash severance for Ms. Forbes is determined pursuant to her letter agreement. The amounts in the table above do not include any annual bonus that was earned by its terms as of the last day of the 2011 fiscal year. For a description of the employment agreements for Messrs. Stagner, Fendrich and Black, please see below.

(b)                                 Each tranche of the Class B Units contained different vesting and acceleration terms. All outstanding Class B-1 Units vested in full upon the consummation of the IPO.  The Class B-2, B-3 and B-4 Units were to vest in their entirety immediately prior to a change of control or, if earlier, the Lock-up Expiration Date, if certain specified returns are achieved by the JWC Investors. The value of the Class B-2, B-3 and B-4 Units for purposes of this table is determined using the fair value of the Class B Units as of the last day of the 2011 fiscal year based on a valuation performed by the Company, taking into account the residual value of such units.  As described under “—Elements of Named Executive Officer Compensation—Stock-Based Incentive Arrangements,” above, all of the Class B-2, B-3 and B-4 Units vested in full subsequent to fiscal 2011 year end on May 15, 2012 because the applicable performance thresholds were met in full.

(c)                                  These figures are based upon COBRA premium rates for medical and dental coverage in effect at the end of fiscal 2011.

(d)                                 Neither the employment agreements nor the letter agreements provide for payment of benefits solely in the event of a change of control. However, the terms of the Class B Units provided for an acceleration of equity if certain conditions were met. Please see footnote (b) above for additional information.  No amounts have been included in this table with respect to the acceleration of the outstanding options because under our Omnibus Plan the Compensation Committee is not required to provide for the acceleration of outstanding options upon a change of control.

(e)                                  For a discussion of each named executive officer’s benefits in the event of a termination of employment due to the reason specified in the heading of each column, please see below. With respect to a termination due to disability, Messrs. Stagner, Fendrich and Black are, pursuant to their respective employment agreements, also entitled to continuation of disability insurance coverage to the extent necessary to continue benefits that the executive became entitled to receive prior to the termination of his employment with the Company. These benefits have not been quantified for purposes of this table.

Termination by the Company for Cause or Resignation by Executive Without Good Reason

Upon termination of employment by Messrs. Stagner, Fendrich or Black other than for good reason, or by the Company for cause, each named executive officer is only entitled to receive earned but unpaid base salary and any accrued and unpaid benefits pursuant to our employee benefit plans or programs in which the executive participates on the executive’s last day of employment (“Accrued Compensation”).

Termination by Company Without Cause or Resignation by Executive for Good Reason

In accordance with the employment agreements of Messrs. Stagner, Fendrich and Black, if a named executive officer’s employment is terminated without cause (as such term is defined in their respective agreements) or the named executive officer terminates his employment for good reason (as such term is defined in their respective agreements), then the named executive officer is, subject to his compliance with post-termination obligations relating to confidentiality, intellectual property, non-competition and non-solicitation, entitled to the following:

•                  For Messrs. Stagner and Black:

•                  Eighteen (18) months salary continuation;

•                  Eighteen (18) months continuation of medical and dental coverage;

•                  If such termination or resignation is on or after the last day of any fiscal year for which a bonus is payable, the amount of such bonus (“Accrued Bonus Payment”); and

•                  Accrued Compensation.

•                  For Mr. Fendrich:

•                  Twelve (12) months salary continuation;

•                  Twelve (12) months continuation of medical and dental coverage (unless and until he becomes covered by another employer’s medical and dental plans);

•                  Accrued Bonus Payment; and

•                  Accrued Compensation.

In accordance with Ms. Forbes’ letter agreement, if Ms. Forbes’ employment is terminated by the Company without cause, she is entitled to six (6) months salary continuation together with any Accrued Compensation.  Mr. Murphy is not entitled to any termination payments under these circumstances, other than Accrued Compensation.

Termination Due to Death or Disability

Upon termination of Messrs. Stagner, Fendrich or Black’s employment due to death, the estate of such named executive officer will be entitled to the executive’s Accrued Compensation and Accrued Bonus Payment.

In addition, if Messrs. Stagner, Fendrich, or Black’s employment is terminated due to death, his estate will also be entitled to eighteen (18) months salary continuation in the cases of Messrs. Stagner or Black and twelve (12) months salary continuation in the case of Mr. Fendrich.

Upon termination due to disability, Messrs. Stagner, Fendrich and Black will each be entitled to Accrued Compensation, Accrued Bonus Payment, and to the following amounts:

•                  Salary continuation (less the amount that the executive receives pursuant to any Company-sponsored long-term disability insurance policy) for eighteen (18) months for Messrs. Stagner and Black and twelve (12) months for Mr. Fendrich;

•                  Premiums for medical and dental coverage for eighteen (18) months for Messrs. Stagner and Black and twelve (12) months for Mr. Fendrich; and

•                  Continuation of disability insurance coverage to the extent necessary to continue benefits that the executive became entitled to receive prior to the termination of his employment with the Company.

Mr. Murphy and Ms. Forbes are not entitled to any termination payments under these circumstances, other than Accrued Compensation.

Termination Due to Non-Renewal of Term

The employment agreements of Messrs. Stagner, Fendrich, and Black provide that the term of their employment will be automatically extended for subsequent one-year terms, unless three (3) months notice of non-renewal is provided by either the Company or the named executive officer. If the named executive officer provides such notice to us, he is only entitled to Accrued Compensation. However, if the Company provides such notice to the named executive officer, the named executive officer is entitled to the following:

•                  Messrs. Stagner and Black are entitled to the benefits to which they would be entitled if the Company terminated such executive’s employment without cause, or if they resigned for good reason, as described above in “—Termination by Company Without Cause or Resignation by Executive for Good Reason”.

•                  Mr. Fendrich is entitled to the following benefits:

•                  Nine (9) months salary continuation;

•                  Nine (9) months continuation of medical and dental coverage (unless and until he becomes covered by another employer’s medical and dental plans);

•                  Accrued Bonus Payment; and

•                  Accrued Compensation.

Restrictive Covenants

Under the terms of their respective agreements and letter agreements, each named executive officer has agreed to confidentiality obligations during and after employment. Under their employment agreements and letter agreements, each named executive officer has agreed to the following:

•                  Messrs. Stagner and Black have agreed to non-competition and non-solicitation obligations for eighteen (18) months following employment termination.

•                  Messrs. Fendrich and Murphy and Ms. Forbes have agreed to non-competition and non-solicitation obligations for twelve (12) months following employment termination.

Director Compensation

In fiscal 2011, none of our directors received compensation for their services on our Board.

Under our independent director compensation policy, which was approved by our Board on January 27, 2012, each member of our Board who is not an employee of the Company or who is not affiliated with J.W. Childs is eligible to receive compensation for his or her services as a director as follows, beginning in fiscal year 2012:

•                  Base Compensation.  Each independent director receives an annual retainer of $40,000, payable in four equal installments at the beginning of each fiscal quarter for services provided to our Board.

•                  Committees.  Each independent director who serves as a chair of any committee of our Board shall receive an additional annual retainer of $5,000, payable at the beginning of each fiscal year.  Each independent director who is a member of the Audit Committee receives an additional annual retainer of $5,000, and  the chair of the Audit Committee receives an annual additional retainer of $10,000, in each case payable at the beginning of each fiscal year.

•                  Reimbursement of Travel and Other Expenses.  Each independent director is reimbursed for his ordinary and reasonable expenses in connection with attending meetings of our Board and any committee thereof on which he serves.

•                  Restricted Stock Grants.  Each independent director receives an annual grant of restricted stock under the Omnibus Plan with a fair market value equal to $40,000.  Subject to such director’s continued service as an independent director, such restricted stock becomes fully vested on the first anniversary of the date of grant.

Except for reimbursement for reasonable travel expenses relating to attendance at Board and committee meetings, employee directors and directors affiliated with J.W. Childs are not compensated for their services as directors.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership, as of May 16, 2012, of outstanding shares of the Company’s common stock, par value $0.01 per share, by:

•                  each person or group known to the Company to own more than 5% of the aggregate number of the Company’s common stock;

•                  each member of the Board and each of its named executive officers; and

•                  all of the Company’s directors and executive officers and their affiliates as a group.

Prior to our IPO, Mattress Holdings, LLC was the record and beneficial owner of 100% of the Company’s outstanding common stock.  As of May 16, 2012, Mattress Holdings LLC held 22,399,952 shares, or 66.3%, of the Company’s outstanding common stock, and its outstanding membership interests consisted of 15,399 voting Class A Units, 2,214,027 non-voting Class B Units and 17,079,817 voting Class C Units. The table below reflects the number of shares of the Company’s common stock corresponding to the equity interest in Mattress Holdings, LLC held by the individuals and entities listed below immediately following the assumed dissolution of Mattress Holdings, LLC based on an equity value of $36.62 per share of the Company’s common stock, the closing price of the Company’s common stock as reported on the NASDAQ Global Select Market on May 16, 2012, and distribution of the shares of the Company’s common stock held by Mattress Holdings, LLC to its equity owners pursuant to the Mattress Holdings, LLC organizational documents.

Unless otherwise indicated below, the address for each listed director, officer and unit holder is 5815 Gulf Freeway, Houston, Texas, 77023. Beneficial ownership has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act. To the Company’s knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares shown as beneficially owned.

	Company Common Stock Beneficially Owned(1)
Name and Address of Beneficial Owner	#	%
Beneficial Owners of 5% or more of the Company’s shares:
Investment funds associated with J.W. Childs(2)	20,248,870	59.96%
Investment funds associated with Neuberger Berman Group, LLC(3)	3,034,072	8.98%

Directors and Executive Officers:
James R. Black(4)	511,363	1.51%
John W. Childs(5)	—	—%
Charles Eitel	—	—%
Stephen G. Fendrich (6)	233,017	*	%
David A. Fiorentino(5)(7)	12,500	*	%
Karrie Forbes (8)	105,283	*	%
Kenneth E. Murphy III (9)	106,486	*	%
R. Steve Stagner(10)	1,425,035	4.22%
Adam L. Suttin(5)(11)	12,500	*	%
Frederick C. Tinsey III (12)	33,947	*	%
William E. Watts(5)(13)	10,000	*	%
All executive officers and directors as a group (13 persons)(14)	2,527,359	7.48%

* Indicates beneficial ownership of less than 1%

(1)                                  Gives effect to the assumed dissolution of Mattress Holdings, LLC based on an equity value of $36.62 per share of the Company’s common stock, the closing price of the Company’s common stock as reported on the NASDAQ Global Select Market on May 16, 2012, and the distribution of the shares of the Company’s common stock held by Mattress Holding, LLC to its equity owners pursuant to the Mattress Holdings, LLC organizational documents, as follows:

•                  First, to the holders of the Class C-1 Units until such cumulative distribution is equal to $154,110 in the aggregate;

•                  Second, to the holders of the Class C-1 Units and Class C-2 Units until such cumulative distribution is equal to $154,109,670 in the aggregate; and

•                  Third, the remainder to the holders of Class A Units, Class B Units and Class C Units on a pro rata basis.

(2)                                  Represents (i) 4,294,920 shares of the Company’s common stock directly held by J.W. Mattress Holdings, LLC, a limited liability company managed by J.W. Childs Associates, Inc.; (ii) 15,171,046 shares of the Company’s common stock corresponding to the indirect equity interest of J.W. Childs Equity Partners III, L.P., a Delaware limited partnership, whose general partner is J.W. Childs Advisors III, L.P., in Mattress Holdings, LLC (comprised of 9,633 Class A Units and 12,753,081 Class C Units); and (iii) 782,904 shares of the Company’s common stock corresponding to the indirect equity interest of JWC Fund III Co-Invest, LLC, a Delaware limited liability company, whose managing member is J.W. Childs Associates, L.P., in Mattress Holdings, LLC (comprised of 799 Class A Units and 657,886 Class C Units). J.W. Childs Equity Partners III, L.P. and JWC Fund III Co-Invest, LLC hold their interest in the Class A Units and Class C Units through J.W.  Mattress Holdings, LLC, a limited liability company managed by J.W. Childs Associates, Inc. Voting and investment control of each of J.W. Childs Equity Partners III, L.P. and JWC Fund III Co-Invest, LLC is held by J.W. Childs Associates, Inc. Each of the J.W. Childs entities referenced above disclaims beneficial ownership of any securities other than the securities directly held by such entity.

(3)                                  Represents (i) 582,772 shares of the Company’s common stock directly held by and 2,038,043 shares of the Company’s common stock corresponding to the equity interest in Mattress Holdings, LLC (comprised of 1,713 Class A Units and 1,712,888 Class C Units) of NB Co-Investment Partners LP, a Delaware limited partnership (“NB Partners”); (ii) 15,118 shares of the Company’s common stock directly held by and 52,873 shares of the Company’s common stock corresponding to the equity interest in Mattress Holdings, LLC (comprised of 44 Class A Units and 44,438 Class C Units) of NB Co-Investment Group LP, a Delaware limited partnership (“NB Group”); (iii) 21,323 shares of the Company’s common stock directly held by and 74,571 shares of the Company’s common stock corresponding to the equity interest in Mattress Holdings, LLC (comprised of 63 Class A Units and 62,674 Class C Units) of Co-Investment Capital Partners LP, a Delaware limited partnership (“Capital Partners” and, together with NB Partners and NB Group, the “NBCIP Entities”); and (iv) 35,203 shares of the Company’s common stock directly held by and 214,169 shares of the Company’s common stock corresponding to the equity interest in Mattress Holdings, LLC (comprised of 180 Class A Units and 180,000 Class C Units) of NB Fund of Funds XVIII—Co-Investment Holding LP, a Delaware limited partnership (“NB Fund XVIII”). The investment and voting control of the securities held by each of the NBCIP Entities is exercised by its investment committee, which is composed, in each case, of the following individuals: Messrs. John Buser, Michael Kramer, John Massey, David Morse Michael Odrich, David Stonberg, Brian Talbot, Anthony Tutrone, Brien Smith and Peter von Lehe. The investment and voting control of the securities held by NB Fund XVIII is exercised by its investment committee, which is composed of the following individuals: Messrs. Hobby Abshier, John Buser, Joseph Malick, John Massey, Jonathan Shofet, Brien Smith, David Stonberg, Anthony Tutrone and Peter Von Lehe. The general partner of each of the NBCIP Entities and NB Fund XVIII and the individuals on the foregoing investment committees disclaim beneficial ownership of these securities.

(4)                                  Represents 20,236 shares of the Company’s common stock directly held by Mr. Black and 491,127 shares of the Company’s common stock corresponding to Mr. Black’s equity interest in Mattress Holdings, LLC (comprised of 219 Class A Units, 65,575 Class B Units and 250,581 Class C Units).

(5)                                  Messrs. Childs, Fiorentino, Suttin and Watts are employees of J.W. Childs and, by virtue of this and the relationships described in note (2) above, may be deemed to share voting and dispositive power with respect to the 4,292,920 shares of the Company’s common stock directly held by and the 15,953,950 shares of the Company’s common stock corresponding to the equity interest in Mattress Holdings, LLC of J.W. Childs Mattress Holdings, LLC. Each of Messrs. Childs, Fiorentino, Suttin and Watts expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than himself for purposes of Section 13(d)(3) and Rule 13d-3 of the Exchange Act and expressly disclaims beneficial ownership of any such securities except to the extent of his pecuniary interest therein.

(6)                                  Represents 233,017 shares of the Company’s common stock corresponding to Mr. Fendrich’s equity interest in Mattress Holdings, LLC (comprised of 250,000 Class B Units).

(7)                                  Represents 12,500 shares of the Company’s common stock directly held by Mr. Fiorentino.

(8)                                  Represents 5,445 shares of the Company’s common stock directly held by Ms. Forbes and 99,838 shares of the Company’s common stock corresponding to Ms. Forbes’ equity interest in Mattress Holdings, LLC (comprised of 44 Class A Units, 42,272 Class B Units and 50,451 Class C Units).  Excludes 1,371 shares of the Company’s common stock directly held by Matthew Forbes, Ms. Forbes’ husband, and 31,647 shares of the Company’s common stock corresponding to Mr. Forbes’ equity interest in Mattress Holdings, LLC (comprised of 9 Class A Units, 20,492 Class B Units and 10,374 Class C Units), as to which Ms. Forbes disclaims beneficial ownership except to the extent of her pecuniary interest therein.

(9)                                  Represents 862 shares of the Company’s common stock directly held by Mr. Murphy and 105,624 shares of the Company’s common stock corresponding to Mr. Murphy’s equity interest in Mattress Holdings, LLC (comprised of 16 Class A Units, 17,927 Class B Units and 90,000 Class C Units).

(10)                            Represents 1,425,035 shares of the Company’s common stock corresponding to Mr. Stagner’s equity interest in Mattress Holdings, LLC (comprised of 1,043 Class A Units, 307,379 Class B Units and 954,356 Class C Units).  Excludes 283,514 shares of the Company’s common stock corresponding to the equity interest in Mattress Holdings, LLC comprised of 238,589 Class C Units that are held of record by Mr. Stagner as trustee under the Constructive Trustee Agreement dated December 10, 2010 between Mr. Stagner and Julie Stagner, Mr. Stagner’s former wife. Pursuant to the Constructive Trustee Agreement, Ms. Stagner holds sole voting and investment power over these 238,589 Class C-2 Units. Mr. Stagner disclaims any pecuniary interest in these units or the shares of the Company’s common stock corresponding to such units.

(11)                            Represents 12,500 shares of the Company’s common stock directly held by Mr. Suttin.

(12)                            Represents 7,000 shares of the Company’s common stock directly held by Mr. Tinsey and 26,947 shares of the Company’s common stock corresponding to Mr. Tinsey’s equity interest in Mattress Holdings, LLC (comprised of 28,602 Class B Units).

(13)                            Represents 10,000 shares of the Company’s common stock directly held by Mr. Watts.

(14)                            Represents 68,543 shares of the Company’s common stock directly held by executive officers and directors and 2,458,816 shares of the Company’s common stock corresponding to the executive officers’ and directors’ equity interest in Mattress Holdings, LLC (comprised of 1,322 Class A Units, 793,724 Class B Units and 1,345,388 Class C Units).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of January 31, 2012 regarding the Company’s equity compensation plans. The only plan pursuant to which the Company may grant equity-based awards is the Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan, which was approved by the Board and the Company’s shareholders on November 3, 2011.

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

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Others

The Board has adopted written policies and procedures for the review, approval or ratification of any transaction, arrangement or relationship in which the Company is a participant, the amount involved exceeds $120,000 and one of the Company’s executive officers, directors, director nominees, 5% stockholders (or their immediate family or household members) or any firm, corporation or other entity in which any of the foregoing persons has a position or relationship (or, together with his or her immediate family members, a 10% or greater beneficial ownership interest) (each, a “Related Person”) has a direct or indirect material interest.

If a Related Person proposes to enter into such a transaction, arrangement or relationship (a “Related Person Transaction”), the Related Person must report the proposed transaction to the Company’s Compliance Officer.  If the

Compliance Officer determines that the proposed transaction is a Related Person Transaction, it shall be submitted to the Audit Committee for consideration.  The policy also permits the chair of the Audit Committee to review and, if deemed appropriate, approve proposed Related Person Transactions that arise between Audit Committee meetings.

In the event the Company becomes aware of a Related Person Transaction that has not been previously approved or previously ratified under this policy, such ongoing or pending transactions will be submitted to the Audit Committee or the chair of the Audit Committee promptly.  Based on the conclusions reached, the Audit Committee or the chair will evaluate all options, including ratification, amendment or termination.  If the transaction is completed, the Audit Committee or the chair will determine if rescission of the transaction and/or any disciplinary action is appropriate, and will ask the Compliance Officer to evaluate the Company’s controls and procedures to determine the reason the transaction was not submitted for prior approval.

A Related Person Transaction reviewed under the policy will be considered approved or ratified if it is authorized by the Audit Committee after full disclosure of the Related Person’s interest in the transaction.  As appropriate for the circumstances, the Audit Committee will review and consider:

•                  the benefits to the Company;

•                  the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director has a position or relationship;

•                  the availability of other sources for comparable products or services;

•                  the terms of the transaction; and

•                  the terms available to unrelated third parties or to employees generally.

The Audit Committee may approve or ratify a Related Person Transaction only if the Audit Committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent, with the Company’s best interests.  The Audit Committee may impose any conditions on the Related Person Transaction that it deems appropriate.

Management Agreement with J.W. Childs Associates, L.P.

J.W. Childs Associates, L.P. (“J.W. Childs”) provided financial and strategic corporate planning services and other management consulting services to the Company pursuant to the terms of a management agreement dated January 18, 2007, as amended on March 20, 2009 (the “Management Agreement”). The Management Agreement was terminated upon the completion of the Company’s IPO. Under the Management Agreement, the Company paid an annual management fee of $360,000, payable to J.W. Childs in equal monthly cash installments. The Company incurred $418,232, $494,438 and $306,976 in paid or accrued reimbursement expenses and management fees and interest thereon with respect to fiscal 2009, 2010 and 2011, respectively. The Company paid a $360,000 termination fee in November 2011 to terminate the management agreement upon the completion of the Company’s IPO, as a result of which the agreement terminated.

The Company also reimbursed J.W. Childs and its controlled investment funds on demand for all expenses arising out of the services provided under the management agreement, its debt restructuring in March 2009, and J.W. Childs’ equity investments in the Company.

Registration Rights Agreement

In connection with the Company’s IPO, certain indirect holders of the Company’s equity immediately prior to the its IPO become party to a registration rights agreement with the Company. Pursuant to the agreement, J.W. Childs, which indirectly owns an aggregate of 20,248,870 shares of the Company’s common stock as of May 16, 2012 (after giving effect to the assumed dissolution of Mattress Holdings, LLC based on an equity value of $36.62 per share of the Company’s common stock), has a right to require the Company to register its shares under the Securities Act of 1933, as amended (the “Securities Act”). In addition, the holders of the remaining shares of the Company’s outstanding common stock immediately prior to the Company’s IPO who become party to the registration rights agreement are entitled to include their shares of common stock in any such registrations, subject to the ability of the underwriters to limit the number of shares included under certain circumstances. The Company is obligated to pay all fees, costs and expenses of any such registration, other than underwriting discounts and commissions.

PIK Notes

On January 28, 2008, February 27, 2008, May 20, 2009 and June 22, 2009, the Company entered into agreements pursuant to which the Company issued 12% payment-in-kind notes in aggregate principal amounts of $7,000,000, $1,901,082, $17,100,875 and $2,219,313, respectively (the “PIK Notes”), to certain investors. Certain members of management and investment funds associated with J.W. Childs and Neuberger Berman Group, LLC, respectively, were parties to one or more of these agreements. Each such group of affiliated funds held in excess of 10% or more of the outstanding units of Mattress Holdings, LLC, the Company’s direct parent. In connection the Company’s IPO, the outstanding balance of principal and accrued interest of $57.3 million under the PIK Notes were either (1) repaid through the use of proceeds from the IPO or (2) converted into shares of the Company’s common stock at a conversion rate equal to the $19.00 per share IPO price of the Company’s common stock. As a result, funds associated with J.W. Childs and Neuberger Berman Group, LLC received 2,354,978 and 391,147 shares of the Company’s common stock, respectively, Messrs. Black and Murphy and Ms. Forbes received 20,236, 862 and 4,074 shares of the Company’s common stock, respectively, and Mr. Stagner and Mr. and Ms. Forbes received $1,460,270 and $15,917, respectively, in repayment.

Convertible Notes

On July 19, 2011, the Company issued 12% convertible notes due July 18, 2016 in an aggregate principal amount of $40.2 million (the “Convertible Notes”), of which $35.4 million and $4.8 million in aggregate principal amount were issued to funds associated with J.W. Childs and Neuberger Berman Group, LLC, respectively, and $0.1 million in aggregate principal amount was issued to Mr. and Ms. Forbes. The proceeds from the issuance of the Convertible Notes were used to repay a portion of the principal, plus accrued interest, of loans extended under the loan facility between Mattress Intermediate Holdings, Inc., the Company’s direct subsidiary, and a group of lenders maturing in January 2015 and for general corporate purposes. The Convertible Notes automatically converted into shares of the Company’s common stock in connection with the Company’s IPO at a conversion rate equal to the $19.00 per share IPO price of the Company’s common stock. As a result, funds associated with J.W. Childs and Neuberger Berman Group, LLC received 1,939,942 and 263,269 shares of the Company’s common stock, respectively, and Mr. and Ms. Forbes received 2,742 shares of the Company’s common stock.

Other Relationships with J.W. Childs

Investment funds associated with J.W. Childs indirectly own 59.96% of the Company’s outstanding common stock based on an assumed dissolution of Mattress Holdings, LLC on May 16, 2012 (after giving effect to the assumed dissolution of Mattress Holdings, LLC based on an equity value of $36.62 per share of the Company’s common stock). For as long as J.W. Childs continues to directly or indirectly own shares of common stock representing more than 50% of the voting power of the Company’s common stock, J.W. Childs will be able to direct the election of all of the members of the Board and could exercise a controlling influence over the Company’s business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends. Similarly, these entities will have the power to determine matters submitted to a vote of the Company’s stockholders without the consent of the Company’s other stockholders, will have the power to prevent a change in the Company’s control and could take other actions that might be favorable to them.

J.W. Childs and its affiliates are not subject to any contractual obligations to retain their controlling interest.  There can be no assurance as to the period of time during which J.W. Childs will maintain its ownership of the Company’s common stock.

Independence of Directors

A director will not qualify as independent unless the Board affirmatively determines that the director meets the independence requirements of the NASDAQ Rules. In accordance with the NASDAQ Rules, the Board has affirmatively determined that each of Messrs. Eitel and Tinsey is currently “independent” as that term is defined in the corporate governance rules of the NASDAQ. Mr. Stagner is considered an inside director because he is employed by the Company as a senior executive. The Board has not made any independence determination with respect to Messrs. Childs, Suttin, Fiorentino and Watts.

In connection with the Company’s IPO that was completed in November 2011, the Company availed itself of the “controlled company” exception under the NASDAQ Rules, as a result of which it does not have a majority of independent directors and its Nominating and Corporate Governance Committee and the Compensation Committee are not composed entirely of independent directors as defined under the NASDAQ Rules. The “controlled company” exception did not modify the independence requirements for the Audit Committee, and the Company remains in compliance with the applicable requirements of the Sarbanes-Oxley Act and the NASDAQ Rules relating to its Audit Committee. These rules require that the Audit Committee be composed of at least three members, one of whom was to be independent upon the listing of the Company’s common stock on NASDAQ, a majority of whom were to be independent within 90 days of the Company’s IPO and all of whom are to be independent within one year of the Company’s IPO.  The Company’s three-person Audit Committee currently includes two independent directors, Messrs. Eitel and Tinsey.

Item 14.      Principal Accountant Fees and Services

The following table sets forth information regarding the fees for professional services rendered by the Company’s independent registered public accounting firm, Grant Thornton LLP, in each of the last two fiscal years:

Type of Fee	Year Ended February 1, 2011	Year Ended January 31, 2012
Audit Fees	$412,851	$789,050
Audit-Related Fees	116,888	48,000
Tax Fees	—	—
All Other Fees	—	—

In making its determination regarding the independence of Grant Thornton LLP, the Audit Committee considered whether the provision of the services covered in the section entitled “Audit-Related Fees,” which consisted primarily of fees related to the Company’s benefit plan audit and acquisition-related due diligence, was compatible with maintaining such independence. All of the work performed by Grant Thornton LLP was performed by full-time employees of the firm.

The retention of the independent registered public accounting firm to audit the Company’s financial statements is approved each year by the Audit Committee. The Audit Committee also regularly evaluates other potential engagements by the Company of the accounting firm and approves or rejects each service considering (among other factors) the possible impact of each non-audit service on the accounting firm’s independence from management. In accordance with its charter, the Audit Committee pre-approves all auditing services and the terms thereof and any non-audit services provided by the independent registered public accounting firm unless an exception to such pre-approval exists under the Exchange Act or the rules of the SEC. The Audit Committee carefully considers the fees that are proposed to be paid in connection with the approval of audit and non-audit services, and then closely monitors the fees incurred in connection with the provision of such services throughout the year. The Audit Committee receives periodic updates from management on the services that have been provided and fees incurred; from time to time, the Audit Committee may also consider and approve the provision of additional services. In the event that a need arises for the approval of additional services between meetings, the services would be considered and provisionally approved by a designated member of the Audit Committee who would present the scope and fees of the services provisionally pre-approved at the following meeting of the Audit Committee.

Part IV

Item 15.         Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.              Financial Statements. The Company’s consolidated financial statements are included in Item 8 of the Original Report. Reference is made to the accompanying Index to Financial Statements.

2.              Financial Statement Schedules. The Company’s consolidated financial statement schedules are included in Item 8 of the Original Report. Reference is made to the accompanying Index to Financial Statements. No other financial statement schedules are applicable or required.

3.              Exhibits. See Exhibit Index on pages 34 - 36 filed herewith.

Exhibit Index

Exhibit Number	Exhibit Title

3.1

Amended and Restated Certificate of Incorporation of Mattress Firm Holding Corp. (incorporated by reference to Exhibit 3.1 to Mattress Firm Holding Corp’s Report on Form 8-K (File No. 001-35354) filed November 29, 2011).

3.2	Amended and Restated Bylaws of Mattress Firm Holding Corp. (incorporated by reference to Exhibit 3.2 to Mattress Firm Holding Corp.’s Report on Form 10-K (File No. 001-35354) filed April 20, 2012).

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

Exhibit Number	Exhibit Title
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

10.24	Form of Option Award Agreement (incorporated by reference to Exhibit 10.24 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1/A (File No. 333-174830) filed November 7, 2011).

Exhibit Number	Exhibit Title
10.25*	Independent Director Compensation Policy (incorporated by reference to Exhibit 3.2 to Mattress Firm Holding Corp.’s Report on Form 10-K (File No. 001-35354) filed April 20, 2012).

21.1	Subsidiaries of Mattress Firm Holding Corp. (incorporated by reference to Exhibit 21.1 to Mattress Firm Holding Corp.’s Registration Statement on Form S-1 (File No. 333-174830) filed June 10, 2011).

23.1	Consent of Grant Thornton LLP (incorporated by reference to Exhibit 3.2 to Mattress Firm Holding Corp.’s Report on Form 10-K (File No. 001-35354) filed April 20, 2012).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document (incorporated by reference to Exhibit 3.2 to Mattress Firm Holding Corp.’s Report on Form 10-K (File No. 001-35354) filed April 20, 2012).

101.SCH**	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 3.2 to Mattress Firm Holding Corp.’s Report on Form 10-K (File No. 001-35354) filed April 20, 2012).

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 3.2 to Mattress Firm Holding Corp.’s Report on Form 10-K (File No. 001-35354) filed April 20, 2012).

101.LAB**	XBRL Taxonomy Extension Lables Linkbase Document (incorporated by reference to Exhibit 3.2 to Mattress Firm Holding Corp.’s Report on Form 10-K (File No. 001-35354) filed April 20, 2012).

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 3.2 to Mattress Firm Holding Corp.’s Report on Form 10-K (File No. 001-35354) filed April 20, 2012).

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 3.2 to Mattress Firm Holding Corp.’s Report on Form 10-K (File No. 001-35354) filed April 20, 2012).

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

Date: May 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ R. Stephen Stagner	President and Chief Executive Officer (Principal Executive Officer)	May 30, 2012
R. Stephen Stagner

/s/ James R. Black	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 30, 2012
James R. Black

/s/ John W. Childs	Director	May 30, 2012
John W. Childs

/s/ Adam L. Suttin	Director	May 30, 2012
Adam L. Suttin

/s/ David A. Fiorentino	Director	May 30, 2012
David A. Fiorentino

/s/ William E. Watts	Director	May 30, 2012
William E. Watts

/s/ Frederick C. Tinsey III	Director	May 30, 2012
Frederick C. Tinsey III

/s/ Charles R. Eitel	Director	May 30, 2012
Charles R. Eitel