Form 10-Q
period 2012-05-01
MATTRESS FIRM HOLDING CORP.
filed 2012-06-08
CIK 1419852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 1, 2012

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

As of June 7, 2012, 33,768,828 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ materially from the results expressed or implied by these forward-looking statements are set forth under “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on April 20, 2012 (as amended on May 30, 2012) (the “Fiscal 2011 Annual Report”) and any additional risk factors identified in our other filings with the SEC. All forward-looking statements in this Quarterly Report on Form 10-Q are based on information available to us on the date of this report. We undertake no obligation, except as may be required by law, to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise.

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

•                  the effect of our planned growth and the integration of our acquisitions, including the recent Mattress Giant Holding Corporation acquisition, on our business infrastructure;

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

•                  risks related to our stock; and

•                  other factors discussed in “Item 1A. Risk Factors” of Part I of the Fiscal 2011 Annual Report, elsewhere in this report and in our other filings with the SEC.

MATTRESS FIRM HOLDING CORP.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	January 31,	May 1,
	2012	2012
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,946	$51,622
Accounts receivable, net	18,607	15,395
Inventories	40,961	46,979
Deferred income taxes	12,574	10,800
Prepaid expenses and other current assets	12,054	12,918
Total current assets	132,142	137,714
Property and equipment, net	95,674	104,797
Intangible assets, net	84,795	85,112
Goodwill	291,141	291,141
Debt issue costs and other, net	9,729	9,016
Total assets	$613,481	$627,780

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$2,414	$2,415
Accounts payable	42,396	43,509
Accrued liabilities	31,780	31,898
Customer deposits	6,294	6,845
Total current liabilities	82,884	84,667
Long-term debt, net of current maturities	225,940	225,378
Deferred income taxes	31,045	31,564
Other noncurrent liabilities	49,353	51,667
Total liabilities	389,222	393,276

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.01 par value; 120,000,000 shares authorized; 33,768,828 shares issued and outstanding at January 31, 2012 and May 1, 2012	338	338
Additional paid-in capital	361,717	362,226
Accumulated deficit	(137,796)	(128,060)
Total stockholders’ equity	224,259	234,504
Total liabilities and stockholders’ equity	$613,481	$627,780

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share amounts)

	Thirteen Weeks Ended
	May 3,	May 1,
	2011	2012
Net sales	$151,924	$209,814
Cost of sales	95,946	127,272
Gross profit from retail operations	55,978	82,542
Franchise fees and royalty income	987	1,205
	56,965	83,747
Operating expenses:
Sales and marketing expenses	35,637	49,128
General and administrative expenses	11,770	16,630
Loss on store closings and impairment of store assets	174	17
Total operating expenses	47,581	65,775
Income from operations	9,384	17,972
Other expense (income):
Interest income	(2)	(1)
Interest expense	8,277	2,075
	8,275	2,074
Income before income taxes	1,109	15,898
Income tax expense	80	6,162
Net income	$1,029	$9,736

Basic net income per common share	$0.05	$0.29
Diluted net income per common share	$0.05	$0.29

Basic weighted average shares outstanding	22,399,952	33,768,828
Diluted weighted average shares outstanding	22,399,952	33,925,923

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirteen Weeks Ended
	May 3,	May 1,
	2011	2012
Cash flows from operating activities:
Net income	$1,029	$9,736
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	4,394	4,704
Interest expense accrued and paid-in-kind	6,072	—
Loan fee and other amortization	598	586
Deferred income tax expense	—	2,293
Stock-based compensation	19	509
Loss on store closings and impairment of store assets	(65)	17
Effects of changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	458	3,212
Inventories	(1,618)	(6,018)
Prepaid expenses and other current assets	1,053	(864)
Other assets	21	(151)
Accounts payable	739	1,113
Accrued liabilities	(522)	118
Customer deposits	533	551
Other noncurrent liabilities	819	2,324
Net cash provided by operating activities	13,530	18,130
Cash flows from investing activities:
Purchases of property and equipment	(3,319)	(13,854)
Net cash used in investing activities	(3,319)	(13,854)
Cash flows from financing activities:
Principal payments of debt	(1,384)	(600)
Net cash used in financing activities	(1,384)	(600)
Net increase in cash and cash equivalents	8,827	3,676
Cash and cash equivalents, beginning of period	4,445	47,946
Cash and cash equivalents, end of period	$13,272	$51,622

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of January 31, 2012 and May 1, 2012, and the results of operations and cash flows for the periods presented. The Company’s historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and related notes for the fiscal year ended January 31, 2012, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on April 20, 2012 (as amended on May 30, 2012).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are more susceptible to change in the near term are the accruals for sales returns and exchanges, product warranty costs, impairment, vendor incentives, self-insured liabilities and store closing costs.

The Company’s fiscal year consists of 52 or 53 weeks ending on the Tuesday closest to January 31. Each of the fiscal years ended January 31, 2012 (“Fiscal 2011”) and ending January 29, 2013 (“Fiscal 2012”) consists of 52 weeks.

2. Fair Value of Financial Instruments

The amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term maturity of these instruments. The table below summarizes the estimated fair values and respective carrying values of the credit agreement among the Company’s directly owned subsidiary Mattress Holding Corp., certain lenders, and UBS Securities LLC, as sole arranger and bookrunner and a lender (the “2007 Senior Credit Facility”) (amounts in millions):

	January 31, 2012		May 1, 2012
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
2007 Senior Credit Facility	$223.0	$228.3	$227.5	$227.8

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

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Company measures its nonqualified deferred compensation plan on a recurring basis. The plan’s assets are valued based on the marketable securities tied to the plan. Additionally, the Company measures goodwill, intangible assets, and property and equipment on a nonrecurring basis, if step 1 of the impairment tests fail. Property and equipment fair value is based on estimated cash flows. Estimated cash flows are primarily based on projected revenues, operating costs and maintenance capital expenditures of individual stores and are discounted based on weighted average cost of capital. There were no assets that required non-recurring fair-value measurements for the thirteen weeks ended May 3, 2011 and May 1, 2012. Assets requiring recurring fair value measurements as previously described consisted of the following (amounts in thousands):

		Fair Value Measurements
	May 3, 2011	Level 1	Level 2	Level 3
Nonqualified deferred compensation plan	$1,083	$—	$1,083	$—

		Fair Value Measurements
	May 1, 2012	Level 1	Level 2	Level 3
Nonqualified deferred compensation plan	$920	$—	$920	$—

3. Goodwill and Intangible Assets

The Company tests goodwill and other indefinite lived intangible assets for impairment annually and when events and circumstances indicate that the carrying value of these assets may exceed their current fair values. The Company assigns the carrying value of goodwill to its “reporting units” and applies the test for goodwill at the reporting unit level. A reporting unit is defined as an operating segment or one level below a segment (a “component”) if the component is a business and discrete information is prepared and reviewed regularly by segment management. Each of the Company’s metropolitan markets is an operating segment. The store unit components that comprise each operating segment are aggregated into a reporting unit on the basis that all stores have similar economic characteristics. All of the Company’s goodwill has been allocated to its metropolitan market reporting units for impairment testing.

The test for goodwill impairment involves a qualitative evaluation as to whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying value using an assessment of relevant events and circumstances. If any reporting unit is concluded to be more likely impaired than not the following steps are performed for such reporting unit: (1) comparing the fair value of a reporting unit with the carrying value of its net assets and (2) if the carrying value exceeds fair value, the fair value of goodwill is compared with the respective carrying value and an impairment loss is recognized in the amount of the excess. An estimated fair value of the enterprise, which is allocated to each reporting unit for goodwill impairment purposes, would be derived by a combination of an income approach and a market approach, which incorporates both management’s views and those of the market. The income approach provides an estimated fair value based on the Company’s anticipated cash flows that are discounted using a weighted average cost of capital rate. The market approach provides an estimated fair value based on multiples of operating results to enterprise value of comparable publicly-traded entities that are applied to the Company’s historical operating results. The estimated fair values computed using the income approach and the market approach are then weighted and combined into a single fair value. The primary assumptions used in the income approach are estimated cash flows and weighted average cost of capital. Estimated cash flows are primarily based on projected revenues, operating costs and capital expenditures and are discounted based on weighted average cost of capital.

The circumstances which impact the valuation of goodwill could also be an indicator of impairment of trade names or trademarks, as could changes in legal circumstances, marketing plans or customer demand. In conjunction with our evaluation of goodwill, the Company also evaluated the carrying value of non-amortizing trade names and trademarks using the relief from royalty method, which values the intangible asset by estimating the savings achieved by ownership as compared to licensing the intangible assets from an independent owner.  The Company did not recognize any impairment losses during the thirteen weeks ended May 3, 2011 or May 1, 2012.

4. Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include such events as changes in estimates due to the finalization of tax returns, tax audit settlements, tax law changes, and increases or decreases in valuation allowances. The Company recognized $6.2 million of income tax expense for the thirteen weeks ended May 1, 2012, compared to $0.1 million of income tax expense for the thirteen weeks ended May 3, 2011. The effective tax rate was 38.8% for the thirteen weeks ended May 1, 2012, compared to 7.0% for the thirteen weeks ended May 3, 2011, and differs primarily due to the fact that the Company had a full valuation allowance recorded against its deferred tax assets during the first thirteen weeks of 2011.  The effective tax rate of 38.8% for the current period differs from the federal statutory rate of 35% primarily due to state income taxes.

The Company recognized $6.2 million of income tax expense for the thirteen weeks ended May 1, 2012, compared to $(8.8) million of income tax benefit for the year ended January 31, 2012. The effective tax rate was 38.8% for the thirteen weeks ended May 1, 2012, compared to (34.5)% for the year ended January 31, 2012, and differs primarily due to a tax benefit recorded in Fiscal 2011 for the release of the Company’s valuation allowance against deferred tax assets.

5. Reportable Segments

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

	Thirteen Weeks Ended
	May 3,	May 1,
	2011	2012
Specialty mattresses	$59,423	$100,929
Conventional mattresses	78,927	90,839
Furniture and accessories	10,156	14,216
Total product sales	148,506	205,984
Delivery service revenues	3,418	3,830
Total net sales	$151,924	$209,814

Prior-year components of the Company’s total net sales have been reallocated between specialty mattresses and conventional mattresses to be consistent with the current-year presentation.

6. Earnings Per Share

The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations:

	Thirteen Weeks Ended
	May 3,	May 1,
	2011	2012
Basic weighted average shares outstanding	22,399,952	33,768,828
Effect of dilutive securities:
Stock options	—	156,385
Restricted shares	—	710
Diluted weighted average shares outstanding	22,399,952	33,925,923

One-half of the stock options granted to the Company’s employees are subject to a five-year time-based vesting schedule, while the remaining one-half of the stock options are subject to a four-year market-based vesting schedule, with such vesting based on specified stock price increase targets, as set forth in the option award agreement evidencing the grant of such stock options. The Company includes market-based stock option awards in the dilutive potential common shares when they become contingently issuable and exclude the awards when they are not contingently issuable. Diluted weighted average shares outstanding for the thirteen weeks ended May 1, 2012 excludes stock options for the purchase of 152,979 shares of common stock as the applicable vesting criteria were not satisfied as of May 1, 2012.

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

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of the currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

8. Related Party Transactions

Management Fees

In the thirteen weeks ended May 3, 2011, the Company incurred management fees and other direct expenses from affiliates of its majority owners. Such fees and expenses were billed by an affiliate of J.W. Childs Associates, L.P. Management fees and other direct expenses included in the results of operations were $0.1 million for the thirteen weeks ended May 3, 2011. On November 23, 2011, the management agreement was terminated in connection with the Company’s initial public offering and, as a result, there were no management fees and other expenses incurred thereunder for the thirteen weeks ended May 1, 2012.

2009 Loan Facility and PIK Notes

As discussed in Note 5 in the Company’s Annual Report on Form 10-K filed with the SEC on April 20, 2012, as of February 1, 2011 the Company had outstanding $109.8 million and $48.9 million under the 2009 Loan Facility and PIK Notes, respectively.  Under the respective terms of the debt agreements, interest payments on the 2009 Loan Facility and PIK Notes were not made in cash, but were instead added to their respective outstanding principal balances.  Interest expense incurred on the 2009 Loan Facility and PIK Notes totaled $6.3 million for the thirteen weeks ended May 3, 2011.  On November 23, 2011, all of the related party debt was extinguished in connection with the Company’s initial public offering and, as a result, there was no related party interest expense incurred for the thirteen weeks ended May 1, 2012.

9. Recently Issued Accounting Standards

New Accounting Standards Adopted in this Report— In May 2011, the FASB issued new guidance regarding fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards. The new guidance applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s stockholders’ equity in the financial statements. The new guidance applies prospectively effective during periods beginning after December 15, 2011. The Company adopted the provisions of the new guidance effective February 1, 2012 and the adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2011, the FASB issued new guidance to increase the prominence of other comprehensive income in financial statements. This guidance provides the option to present the components of net income and comprehensive income in either one single statement or in two consecutive statements reporting net income and other comprehensive income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company adopted the provisions of the new guidance effective February 1, 2012 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Not Yet Adopted— In December 2011, the FASB issued Accounting Standards Update No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires disclosures of gross and net information about financial and derivative instruments eligible for offset in the statement of financial position or subject to a master netting agreement. ASU 2011-11 will be effective for the Company in the first quarter of 2013 and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

10. Subsequent Events

On May 2, 2012, the Company completed the acquisition of the equity interests in MGHC Holding Corporation (“Mattress Giant”) for approximately $44 million subject to customary post-closing purchase price adjustments.  The closing was funded with existing cash reserves and $10 million of temporary borrowings under the revolving portion of the 2007 Senior Credit Facility.  Due to the timing of the closing of the acquisition the Company is unable to include all of the disclosures required by ASC 805; however, the required disclosures will be included in the quarterly report on Form 10-Q for the second quarter of its 2012 fiscal year.

Effective May 15, 2012, the Company increased the borrowing availability under the revolving portion of the 2007 Senior Credit Facility from $25 million to $35 million with no change in the interest rate or other terms.

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

Unless the context otherwise requires, the terms “Mattress Firm,” “our company,” “the Company,” “we,” “us,” “our” and the like refer to Mattress Firm Holding Corp. and its consolidated subsidiaries. Unless otherwise indicated, (i) the term “our stores” refers to our company-operated stores and our franchised stores; and (ii) when used in relation to our company, the terms “market” and “markets” refer to the metropolitan statistical area or an aggregation of the metropolitan statistical areas in which we or our franchisees operate.

In this report, we refer to earnings before interest, taxes, depreciation and amortization and other adjustments (such as goodwill impairment charges, loss on store closings and acquisition expenses), or “Adjusted EBITDA.” Adjusted EBITDA is not a performance measure under accounting principles generally accepted in the United States, or “U.S. GAAP.” See “Adjusted EBITDA to Net Income Reconciliation” below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Tuesday closest to January 31. Each fiscal year is described by the period of the calendar year that comprises the majority of the fiscal year period. For example, the fiscal year ending January 29, 2013 is described as “fiscal 2012.” Fiscal 2012 contains 52 weeks.

Executive Summary

Net sales during the thirteen weeks ended May 1, 2012 improved $57.9 million from the comparable prior year levels in response to a gradually improving national economy and consumer confidence, as well as our growth through the addition of new and acquired store units. Net income and other profitability measures improved during the thirteen weeks ended May 1, 2012. The improvements resulted from the net sales growth and our ability to gain leverage on certain costs through increasing sales per store, which was partially offset by increases in spending in certain expense categories during such periods. Such expenses included advertising and general and administrative expenses. Key results for the thirteen weeks ended May 1, 2012 include:

•                  Net income increased $8.7 million to $9.7 million for the thirteen weeks ended May 1, 2012, compared with net income of $1.0 million for the prior year period.

•                  Net sales increased $57.9 million, or 38.1%, to $209.8 million for the thirteen weeks ended May 1, 2012, compared to $151.9 million for the prior year period. Comparable-store sales increased 16.1% during the thirteen weeks ended May 1, 2012.

•                  Income from operations for the first quarter was $18.0 million. Excluding $1.2 million of acquisition-related costs, adjusted income from operations was $19.2 million, and adjusted operating margin during the quarter improved 295 basis points from 6.2% in 2011 to 9.1% in 2012. This operating margin growth on an adjusted basis was driven primarily by a 250 basis-point improvement in gross profit margin and a 40 basis-point improvement in general and administrative expenses (excluding acquisition-related costs).

•                  Adjusted EBITDA increased $10.7 million to $25.4 million for the thirteen weeks ended May 1, 2012, compared with $14.7 million for the prior year period. Adjusted EBITDA as a percentage of sales increased to 12.1% during the thirteen weeks ended May 1, 2012, compared with 9.6% for the prior year period. See “Adjusted EBITDA to Net Income Reconciliation” below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

•                  The components of the net sales increase were as follows (amounts in millions):

Increase (decrease) in net sales
Thirteen Weeks
Ended
May 1,
2012
Comparable-store sales	$24.0
New stores	28.0
Acquired stores	8.0
Closed stores	(2.1)
$57.9

•                  The composition of net sales by major category of product and services were as follows (amounts in millions):

	Thirteen Weeks Ended
	May 3,	% of	May 1,	% of
	2011	Total	2012	Total
Specialty mattresses	$59.4	39.1%	$100.9	48.1%
Conventional mattresses	78.9	51.9%	90.9	43.3%
Furniture and accessories	10.2	6.7%	14.2	6.8%
Total product sales	148.5	97.8%	206.0	98.2%
Delivery service revenues	3.4	2.2%	3.8	1.8%
Total net sales	$151.9	100.0%	$209.8	100.0%

•                  The activity with respect to the number of company-operated store units was as follows:

Thirteen Weeks
Ended
May 1,
2012
Store units, beginning of period	729
New stores	30
Acquired stores	—
Closed stores	(4)
Store units, end of period	755

•                  Operating cash flows were $18.1 million during the thirteen weeks ended May 1, 2012, which were the primary funding source for capital expenditures and debt principal payment requirements.

•                  On May 2, 2012, we completed the acquisition of the equity interests in MGHC Holding Corporation (“Mattress Giant”) for approximately $44 million subject to customary post-closing purchase price adjustments.  The closing was funded with existing cash reserves and $10 million of temporary borrowings under the revolving portion of the 2007 Senior Credit Facility (as defined below).

The acquisition is expected to advance our market-level profitability model that is centered on the benefits of increasing our “relative market share” in a given market. We believe that the incremental sales and store-level contribution attributable to the acquired stores will support our ability to increase the advertising spend in each of the markets, which is expected to drive sales increases in both the acquired and existing stores.  This strategy is expected to provide sales increases, greater leverage over market-level costs and improved market-level profitability.

•                  We ended the thirteen weeks ended May 1, 2012  with no outstanding borrowings, and total borrowing capacity of $24.0 million, under the revolving credit line portion of the credit agreement among our directly owned subsidiary Mattress Holding Corp. (“Mattress Holding”), certain lenders, and UBS Securities LLC, as sole arranger and bookrunner and a lender (the “2007 Senior Credit Facility”). We increased our revolver capacity under the 2007 Senior Credit Facility by $10 million to $35 million with no change in the interest rate or other terms. We used the increased capacity to fund, in part, the Mattress Giant acquisition.  We expect that we will repay these additional borrowings at some point during the second quarter of fiscal 2012.

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

	Thirteen Weeks Ended
	May 3,	May 1,
	2011	2012
Net sales	100.0%	100.0%
Costs of sales	63.2%	60.7%
Gross profit from retail operations	36.8%	39.3%
Franchise fees and royalty income	0.6%	0.6%
Sales and marketing expenses	23.5%	23.4%
General and administrative expenses	7.7%	7.9%
Loss on store closings and impairment of store assets	0.1%	0.0%
Income from operations	6.2%	8.6%
Other expense, net	5.4%	1.0%
Income before income taxes	0.7%	7.6%
Income tax expense	0.1%	2.9%
Net income	0.7%	4.6%

Thirteen Weeks Ended May 1, 2012 Compared to Thirteen Weeks Ended May 3, 2011

Net sales. Net sales increased $57.9 million, or 38.1%, to $209.8 million for the thirteen weeks ended May 1, 2012, compared to $151.9 million for the thirteen weeks ended May 3, 2011. The components of the net sales increase were as follows (amounts in millions):

Increase (decrease) in net sales
Thirteen Weeks
Ended
May 1,
2012
Comparable-store sales	$24.0
New stores	28.0
Acquired stores	8.0
Closed stores	(2.1)
$57.9

The increase in comparable-store net sales represents a 16.1% comparable-store sales increase, which was primarily the result of an increase in the number of customer transactions and in the average net sales per transaction. The increase in our net sales from new stores was the result of 119 new stores opened at various times during the twelve fiscal periods ended May 1, 2012, including 30 stores opened during the thirteen-week period ended May 1, 2012, prior to their inclusion in the comparable-store calculation beginning with the thirteenth full fiscal period of operations. The expected increase in net sales for acquired stores was the result of the acquisition of 55 stores in November 2011. We closed 23 stores during the twelve fiscal periods ended May 1, 2012, including four stores during the thirteen-week period ended May 1, 2012, and the reduction in sales during the thirteen-week period ended May 1, 2012 from these closings totaled $2.1 million. We operated 755 stores at May 1, 2012, compared with 604 stores at May 3, 2011.

Cost of sales.  Cost of sales increased $31.3 million, or 32.7%, to $127.3 million during the thirteen weeks ended May 1, 2012, compared to $95.9 million for the thirteen weeks ended May 3, 2011. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales decreased to 60.7% for the thirteen weeks ended May 1, 2012, as compared to 63.2% for the thirteen weeks ended May 3, 2011.

Product costs increased by $21.8 million, or 37.2%, to $80.4 million for the thirteen weeks ended May 1, 2012, compared with $58.6 million for the thirteen weeks ended May 3, 2011. Product costs as a percentage of sales decreased to 38.3% for the thirteen weeks ended May 1, 2012 from 38.6% for the thirteen weeks ended May 3, 2011. The increase in the amount of product costs is the result of the corresponding increase in net sales. The decrease of this expense as a percentage of net sales for the thirteen weeks ended May 1, 2012 is primarily the result of an increase in the mix of products with lower product costs.

Store and warehouse occupancy costs, consisting primarily of lease-related costs of rented facilities, increased $4.8 million, or 21.6%, to $27.3 million during the thirteen weeks ended May 1, 2012, compared to $22.5 million for the thirteen weeks ended May 3, 2011. Store and warehouse occupancy costs as a percentage of net sales decreased to 13.0% during the thirteen weeks ended May 1, 2012, compared to 14.8% in the thirteen weeks ended May 3, 2011. The increase in the amount of expense during the thirteen weeks ended May 1, 2012 was mainly attributable to the increase in the number of stores we operated. The reduction of expense as a percentage of net sales was primarily attributable to comparable-store sales growth during the thirteen weeks ended May 1, 2012.

Depreciation expense of leasehold improvement and other fixed assets used in stores and warehouse operations increased $0.3 million, or 6.8%, to $4.2 million, for the thirteen weeks ended May 1, 2012, compared to $3.9 million for the thirteen weeks ended May 3, 2011. The increase in expense was primarily attributable to the increase in the number of stores we operated during the thirteen weeks ended May 1, 2012, as compared with the prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $4.4 million during the thirteen weeks ended May 1, 2012 compared with the prior year period, primarily as a result of the increase in net sales and in the number of stores we operated during the thirteen weeks ended May 1, 2012, as compared with the prior year period.

Gross profit from retail operations.  As a result of the foregoing, gross profit from retail operations increased $26.5 million or 47.5%, to $82.5 million, during the thirteen weeks ended May 1, 2012, compared with $56.0 million during the thirteen weeks ended May 3, 2011. Gross profit from retail operations as a percentage of net sales increased to 39.3% for the thirteen weeks ended May 1, 2012, compared to 36.8% for the thirteen weeks ended May 3, 2011.

Franchise fees and royalty income.  Franchise fees and royalty income increased $0.2 million, or 22.1%, to $1.2 million for the thirteen weeks ended May 1, 2012, compared to $1.0 million during the thirteen weeks ended May 3, 2011. The increase in income was comprised of a $0.1 million decrease in initial fees, which was attributable to an decrease in the number of new franchisee stores opened during the thirteen weeks ended May 1, 2012 as compared with the prior year period, and a $0.3 million increase in royalty income, which was mainly attributable to an increase in gross sales per store and total sales results for franchisee stores as compared with the prior year period.  Our franchisees operated 137 stores at May 1, 2012.

Sales and marketing expenses.  Sales and marketing expenses increased $13.5 million, or 37.9%, to $49.1 million for the thirteen weeks ended May 1, 2012, compared to $35.6 million for the thirteen weeks ended May 3, 2011. Sales and marketing expense as a percentage of net sales decreased to 23.4% for the thirteen weeks ended May 1, 2012, compared to 23.5% for the thirteen weeks ended May 3, 2011. The components of sales and marketing expenses are explained below.

Advertising expense increased $4.7 million, or 37.3% to $17.5 million for the thirteen weeks ended May 1, 2012, from $12.8 million for the thirteen weeks ended May 3, 2011. Advertising expense as a percentage of net sales was substantially unchanged at 8.4% for the thirteen weeks ended May 1, 2012 and May 3, 2011. The increase in the amount of advertising spending was mainly attributable to our efforts to increase the number of customers shopping in our stores and, to a lesser extent, to increase the number of markets in which we operate as a result of new store growth and acquisitions. We expect to maintain or increase advertising expense as a percentage of sales if we continue to experience sales per store and comparable-store sales growth and gain expense leverage in other operating expense areas. We receive funds from time to time from certain vendors to advertise their products that are recognized as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $0.6 million for the thirteen weeks ended May 1, 2012, compared with $0.4 million for the thirteen weeks ended May 3, 2011.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, increased $8.7 million, or 38.0%, to $31.6 million for the thirteen weeks ended May 1, 2012, compared to $22.9 million for the thirteen weeks ended May 3, 2011, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales was substantially unchanged at 15.1% for the thirteen weeks ended May 1, 2012 and May 3, 2011.

General and administrative expenses.  General and administrative expenses increased $4.9 million, or 41.3%, to $16.6 million for the thirteen weeks ended May 1, 2012, compared to $11.8 million for the thirteen weeks ended May 3, 2011. General and administrative expense as a percentage of net sales increased to 7.9% for the thirteen weeks ended May 1, 2012, compared to 7.7% for the thirteen weeks ended May 3, 2011. General and administrative expenses increased primarily as a result of our growth, including a $2.2 million increase in wages and benefits resulting from employee additions to our corporate office, $1.2 million of direct acquisition-related costs and an aggregate increase of $1.5 million in various other general and administrative expense categories. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

Other expense, net.  Other expense, net, for both periods consists primarily of interest expense. Interest expense decreased $6.2 million, or 74.9%, to $2.1 million for the thirteen weeks ended May 1, 2012, compared to $8.3 million during the thirteen weeks ended May 3, 2011, primarily as a result of the repayment of related-party debt in conjunction with the initial public offering in November 2011.

Income tax (benefit) expense.  We recognized $6.2 million of income tax expense for the thirteen weeks ended May 1, 2012, compared to $0.1 million of income tax expense for the thirteen weeks ended May 3, 2011. The effective tax rate was 38.8% for the thirteen weeks ended May 1, 2012, compared to 7.0% for the thirteen weeks ended May 3, 2011, and differs primarily due to the fact that we had a full valuation allowance recorded against our deferred tax assets during the first thirteen weeks of fiscal 2011.  The effective tax rate of 38.8% for the current period differs from the federal statutory rate of 35% primarily due to state income taxes.

We recognized $6.2 million of income tax expense for the thirteen weeks ended May 1, 2012, compared to $(8.8) million of income tax benefit for the year ended January 31, 2012. The effective tax rate was 38.8% for the thirteen weeks ended May 1, 2012, compared to (34.5)% for the year ended January 31, 2012, differs primarily due to the fact that we released all of our valuation allowance during fiscal 2011.

Net income (loss).  As a result of the foregoing, our net income was $9.7 million for the thirteen weeks ended May 1, 2012 compared to $1.0 million for the thirteen weeks ended May 3, 2011.

Off-Balance Sheet Arrangements

Except for a guarantee of approximately $1.2 million that we have provided with respect to one real estate lease of a franchisee, we do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of May 1, 2012, we had cash and cash equivalents of $51.6 million compared with $13.3 million as of May 3, 2011. The following table summarizes our cash flows (amounts in thousands):

	Thirteen Weeks Ended
	May 3,	May 1,
	2011	2012
Total cash provided by (used in):
Operating activities	$13,530	$18,130
Investing activities	(3,319)	(13,854)
Financing activities	(1,384)	(600)
Net increase in cash and cash equivalents	8,827	3,676
Cash and cash equivalents, beginning of period	4,445	47,946
Cash and cash equivalents, end of period	$13,272	$51,622

Net cash provided by operating activities was $18.1 million for the thirteen weeks ended May 1, 2012, compared to cash provided of $13.5 million for the thirteen weeks ended May 3, 2011. The $4.6 million increase in cash flows from operating is primarily due to the following differences as compared to the prior year :

•      $8.7 million improvement in our net income for the thirteen weeks ended May 1, 2012;

•      Increase of $2.3 million in non-cash deferred tax expense;

•      Decrease of $6.1 in non-cash paid-in-kind interest due to the 2011 extinguishment of the related debt;

•      Decrease in cash from operating to fund $4.4 million higher investment in inventory; and

•      $4.1 million increase in cash flows from operating due to other changes in operating assets and liabilities.

Our investing cash flows consist of our capital expenditures. Capital expenditures for the first quarter were $13.9 million compared with $3.3 million during the prior year.  The increase reflects new store openings, renovations of the stores acquired in November of last year from Mattress Giant, and the ongoing design and implementation of our new enterprise resource planning system.  The renovations of Mattress Giant stores were substantially completed during the first quarter and resulted in $2.3 million in capital expenditures.

Our financing cash flows consist of proceeds from the issuance of debt, borrowings, and repayments for scheduled debt service payments, and prepayments of other debt. Net cash used in financing activities decreased to $0.6 million for the thirteen weeks ended May 1, 2012 from $1.4 million for the prior year period. The $0.8 million decrease was the result of a reduction in debt repayments primarily as a result of the repayment of related-party debt in conjunction with the initial public offering in November 2011.

Covenant Compliance

The 2007 Senior Credit Facility requires us to comply on a quarterly basis with financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  These financial covenants are measured using, among other things, Adjusted EBITDA of Mattress Holding and its subsidiaries, as adjusted to include pro forma results of acquisitions.  The 2007 Senior Credit Facility limits the permitted capital expenditures of Mattress Holding and its subsidiaries to $35 million for fiscal 2012.  The agreements governing the indebtedness under the 2009 Loan Facility, PIK Notes and Convertible Notes did not contain any financial covenants.  Such agreements were terminated following repayment in full or conversion into our common stock of all indebtedness outstanding thereunder in connection with our initial public offering.

We were in compliance with all of the covenants required under the 2007 Senior Credit Facility and our other indebtedness as of May 1, 2012. We believe that we will be able to maintain compliance with the various covenants required under our debt facilities for the next twelve months without amending any of the credit facilities or requesting waivers from the lenders that are party to the agreements.

Seasonality

Our business is subject to seasonal fluctuations.  We generally have experienced more sales and a greater portion of income during the second and third quarters of our fiscal year due to a concentration of summer season holidays, including Memorial Day, the Fourth of July and Labor Day and other seasonal factors. We expect this trend to continue for the foreseeable future.

Recent Accounting Pronouncements

In May 2011, the FASB issued new guidance regarding fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards. The new guidance applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s stockholders’ equity in the financial statements. The new guidance applies prospectively to periods beginning after December 15, 2011. The Company adopted the provisions of the new guidance effective February 1, 2012 and the adoption of this standard did not have a material impact on the Company’s financial position, results of operation, or cash flows.

In June 2011, the FASB issued new guidance to increase the prominence of other comprehensive income in financial statements. This guidance provides the option to present the components of net income and comprehensive income in either one single statement or in two consecutive statements reporting net income and other comprehensive income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company adopted the provisions of the new guidance effective February 1, 2012 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires disclosures of gross and net information about financial and derivative instruments eligible for offset in the statement of financial position or subject to a master netting agreement. ASU 2011-11 will be effective for the Company in the first quarter of 2013 and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplemental measure. The following table contains a reconciliation of our net income determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA for the periods indicated (amounts in thousands):

	Thirteen Weeks Ended
	May 3,	May 1,
	2011	2012
Net income	$1,029	$9,736
Income tax expense	80	6,162
Interest income	(2)	(1)
Interest expense	8,277	2,075
Depreciation and amortization	4,394	4,704
Intangible assets and other amortization	387	580
EBITDA	14,165	23,256
Loss on store closings and impairment of store assets	174	17
Financial sponsor fees and expenses	90	—
Stock-based compensation	19	509
Vendor new store funds(a)	4	383
Acquisition related expenses(b)	79	1,179
Other (various)(c)	125	69
Adjusted EBITDA	$14,656	$25,413

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the interest rate risk and inflation risk discussed in “ Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the Fiscal 2011 Annual Report.

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

Changes in Internal Control

During the thirteen weeks ended May 1, 2012, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

Part II.
OTHER INFORMATION

Item 6. Exhibits.

(a) Exhibits: Reference is made to the Exhibit List filed as a part of this report beginning on page E-1. Each of such exhibits is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTRESS FIRM HOLDING CORP.

Date: June 8, 2012	By	/s/ James R. Black
James R. Black
Executive Vice President and Chief Financial Officer

EXHIBIT LIST

Exhibit
Number	Exhibit Title
2.1

Stock Purchase Agreement, dated as of April 9, 2012, by and among Mattress Firm, Inc., the sellers party thereto and FS Equity Partners V, L.P., as seller representative (incorporated by reference to Exhibit 2.1 to Mattress Firm Holding Corp’s Report on Form 8-K (File No. 001-35354) filed April 10, 2012).

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

*                 Pursuant to Rule 406T of Regulation S-T of the SEC, and subject to the conditions set forth therein, the interactive data files furnished on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1