Form 10-Q
period 2012-07-31
MATTRESS FIRM HOLDING CORP.
filed 2012-09-12
CIK 1419852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2012

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

As of September 7, 2012, 33,768,828 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ materially from the results expressed or implied by these forward-looking statements are set forth under “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on April 20, 2012 (as amended on May 30, 2012) (the “Fiscal 2011 Annual Report”) and any additional risk factors identified in our other filings with the SEC. All forward-looking statements in this Quarterly Report on Form 10-Q are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise.

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

MATTRESS FIRM HOLDING CORP.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	January 31,	July 31,
	2012	2012
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,946	$6,188
Accounts receivable, net	18,607	24,632
Inventories	40,961	60,800
Deferred income taxes	12,574	10,982
Prepaid expenses and other current assets	12,054	16,227
Total current assets	132,142	118,829
Property and equipment, net	95,674	120,132
Intangible assets, net	84,795	90,057
Goodwill	291,141	331,769
Debt issue costs and other, net	9,729	9,336
Total assets	$613,481	$670,123

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$2,414	$1,805
Accounts payable	42,396	52,055
Accrued liabilities	31,780	47,386
Customer deposits	6,294	8,703
Total current liabilities	82,884	109,949
Long-term debt, net of current maturities	225,940	230,425
Deferred income taxes	31,045	27,726
Other noncurrent liabilities	49,353	56,941
Total liabilities	389,222	425,041
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 120,000,000 shares authorized; 33,768,828 shares issued and outstanding at January 31, 2012 and July 31, 2012	338	338
Additional paid-in capital	361,717	362,719
Accumulated deficit	(137,796)	(117,975)
Total stockholders’ equity	224,259	245,082
Total liabilities and stockholders’ equity	$613,481	$670,123

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	July 31,	August 2,	July 31,
	2011	2012	2011	2012
Net sales	$179,914	$262,018	$331,838	$471,832
Cost of sales	109,281	159,854	205,227	287,126
Gross profit from retail operations	70,633	102,164	126,611	184,706
Franchise fees and royalty income	1,085	1,327	2,072	2,532
	71,718	103,491	128,683	187,238
Operating expenses:
Sales and marketing expenses	45,081	66,564	80,718	115,692
General and administrative expenses	12,353	19,248	24,123	35,878
Loss (gain) on store closings and impairment of store assets	(135)	54	39	71
Total operating expenses	57,299	85,866	104,880	151,641
Income from operations	14,419	17,625	23,803	35,597
Other expense (income):
Interest income	(1)	—	(3)	(1)
Interest expense	8,672	2,214	16,949	4,289
Loss from debt extinguishment	1,873	—	1,873	—
	10,544	2,214	18,819	4,288
Income before income taxes	3,875	15,411	4,984	31,309
Income tax expense	239	5,326	319	11,488
Net income	$3,636	$10,085	$4,665	$19,821

Basic net income per common share	$0.16	$0.30	$0.21	$0.59
Diluted net income per common share	$0.16	$0.30	$0.21	$0.59

Basic weighted average shares outstanding	22,399,952	33,768,828	22,399,952	33,768,828
Diluted weighted average shares outstanding	22,399,952	33,840,709	22,399,952	33,867,158

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Twenty-Six Weeks Ended
	August 2,	July 31,
	2011	2012
Cash flows from operating activities:
Net income	$4,665	$19,821
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	8,717	10,175
Interest expense accrued and paid-in-kind	12,505	—
Loan fee and other amortization	1,212	1,217
Loss from debt extinguishment	1,873	—
Deferred income tax expense	—	4,261
Stock-based compensation	39	1,002
Loss (gain) on store closings and impairment of store assets	(134)	71
Effects of changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(1,481)	(3,116)
Inventories	(4,908)	(14,672)
Prepaid expenses and other current assets	584	(1,354)
Other assets	(1,726)	391
Accounts payable	13,035	1,763
Accrued liabilities	9,638	7,913
Customer deposits	2,846	850
Other noncurrent liabilities	1,890	1,774
Net cash provided by operating activities	48,755	30,096
Cash flows from investing activities:
Purchases of property and equipment	(11,681)	(31,667)
Business acquisitions, net of cash acquired	(100)	(43,984)
Net cash used in investing activities	(11,781)	(75,651)
Cash flows from financing activities:
Proceeds from issuance of debt	40,198	15,000
Principal payments of debt	(50,686)	(11,203)
Debt issuance costs	(1,273)	—
Net cash provided by (used in) financing activities	(11,761)	3,797
Net increase (decrease) in cash and cash equivalents	25,213	(41,758)
Cash and cash equivalents, beginning of period	4,445	47,946
Cash and cash equivalents, end of period	$29,658	$6,188

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business and Basis of Presentation

Mattress Firm Holding Corp., through its wholly owned subsidiaries, is engaged in the retail sale of mattresses and bedding-related products in various metropolitan markets in the United States through company-operated and franchisee-owned mattress specialty stores that operate primarily under the name Mattress Firm. Mattress Firm Holding Corp. and its wholly owned subsidiaries are referred to collectively as the “Company.”

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of January 31, 2012 and July 31, 2012, and the results of operations and cash flows for the periods presented. The Company’s historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and related notes for the fiscal year ended January 31, 2012, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on April 20, 2012 (as amended on May 30, 2012) (“the Fiscal 2011 Annual Report”).

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

2. Business Acquisition

On May 2, 2012, the Company completed the acquisition of all of the equity interests in MGHC Holding Corporation (“Mattress Giant”) for approximately $44 million subject to customary post-closing purchase price adjustments. The closing was funded with existing cash reserves and $10 million of borrowings under the revolving portion of the 2007 Senior Credit Facility (as defined below). The acquisition added 181 mattress specialty retail stores in certain markets in Florida and Texas where the Company currently operates Mattress Firm stores. The process of rebranding the acquired stores as Mattress Firm commenced immediately after the closing of the transaction with the conversion of in-store merchandising and computer systems and the addition of temporary signage.  Permanent rebranding, including renovations and the addition of permanent signage is expected to be complete by the end of fiscal 2012.  The acquisition increased the Company’s store locations and market share in markets in which the Company previously operated, which generally results in greater expense synergies and leverage over market-level costs, such as advertising and warehousing. The acquisition resulted in $43.0 million of goodwill, the majority of which will not be deductible for income tax purposes.

The allocation of the purchase price to the assets and liabilities of the acquisition, based on management’s estimate of their fair values on the acquisition closing date is as follows (amounts in thousands):

Accounts receivable	$2,909
Inventories	5,167
Prepaid expenses and other current assets	2,819
Property, plant and equipment	3,043
Goodwill	43,000
Intangible assets	5,119
Deferred tax asset	4,255
Security deposits	640
Accounts payable	(12,896)
Accrued liabilities	(7,693)
Customer deposits	(1,559)
Other noncurrent liabilities	(820)
Cash used in acquisition, net of cash acquired	$43,984

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition is primarily due to the factors discussed above.

The net sales included in the Company’s consolidated statement of operations related to the acquisition of Mattress Giant from the acquisition date to July 31, 2012 was $33.2 million.

The following table presents the selected consolidated financial information of the Company on a pro forma basis, assuming that the acquisition of Mattress Giant had occurred as of February 2, 2011.  The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisition and are expected to have a continuing impact on the consolidated results. These items include adjustments to record incremental depreciation and amortization expense related to the increase in fair value of the acquired assets.

The unaudited financial information set forth below has been compiled from the historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the date indicated or that may be achieved in the future (amounts in thousands except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	July 31,	August 2,	July 31,
	2011	2012	2011	2012

Net sales	$210,493	$262,018	$396,272	$503,657
Net income	3,838	10,085	6,606	21,300
Diluted net income per common share	$0.17	$0.30	$0.29	$0.63

Acquisition-related costs for U.S. GAAP purposes are costs the acquirer incurs to effect a business combination, including advisory, legal, accounting, valuation, and other professional or consulting fees. The Company incurred a total of $0.6 million and $1.8 million of acquisition-related costs for the thirteen and twenty-six weeks ended July 31, 2012, respectively, related to the Mattress Giant acquisition.

3. Fair Value of Financial Instruments

The amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term maturity of these instruments. The table below summarizes the estimated fair values and respective carrying values of the credit agreement, exclusive of the revolver, among Mattress Holding Corp., a subsidiary of Mattress Firm Holding Corp., certain lenders, and UBS Securities LLC, as sole arranger and bookrunner and a lender (the “2007 Senior Credit Facility”) (amounts in millions):

	January 31, 2012		July 31, 2012
	Estimated Fair Value	Carrying Value	Estimated FairValue	Carrying Value
2007 Senior Credit Facility	$223.0	$228.3	$224.1	$227.2

The fair value of the 2007 Senior Credit Facility was estimated based on the ask and bid prices quoted from an external source. The carrying amounts of other debt instruments at fixed rates approximated their respective fair values due to the comparability of interest rates for the same or similar issues that are available.

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Company measures the fair value of its nonqualified deferred compensation plan on a recurring basis. The plan’s assets are valued based on the marketable securities tied to the plan. Additionally, the Company measures the fair values of goodwill, intangible assets, and property and equipment on a nonrecurring basis if required by impairment tests applicable to these assets. Assets requiring recurring or non-recurring fair value measurements as previously described consisted of the following (amounts in thousands):

	Net Book
	Value as of	Fair Value Measurements			Fiscal 2011
	January 31, 2012	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan	$882	$—	$882	$—	—
Property and equipment requiring impairment	$246	$—	$—	$246	$134

	Net Book
	Value as of	Fair Value Measurements
	July 31, 2012	Level 1	Level 2	Level 3
Nonqualified deferred compensation plan	$1,029	$—	$1,029	$—

4. Goodwill and Intangible Assets

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

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The circumstances which impact the valuation of goodwill could also be an indicator of impairment of trade names or trademarks, as could changes in legal circumstances, marketing plans or customer demand. In conjunction with our evaluation of goodwill, the Company also evaluated the carrying value of non-amortizing trade names and trademarks using the relief from royalty method, which values the intangible asset by estimating the savings achieved by ownership as compared to licensing the intangible assets from an independent owner.  The Company did not recognize any impairment losses during the thirteen or twenty-six weeks ended August 2, 2011 or July 31, 2012.

5. Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include such events as changes in estimates due to the finalization of tax returns, tax audit settlements, tax law changes, and increases or decreases in valuation allowances related to prior year estimates.  The determination of the consolidated provision for income taxes, deferred tax assets and liabilities and related valuation allowance needs require management to make judgments and estimates.  Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income.

The Company recognized $11.5 million of income tax expense for the twenty-six weeks ended July 31, 2012, compared to $0.3 million of income tax expense for the twenty-six weeks ended August 2, 2011. The effective tax rate was 36.7% for the twenty-six weeks ended July 31, 2012, compared to 6.4% for the twenty-six weeks ended August 2, 2011, and differs primarily due to the fact that the Company had a full valuation allowance recorded against its deferred tax assets during the first twenty-six weeks of 2011.  The effective tax rate of 36.7% for the current period differs from the federal statutory rate of 35% primarily due to state income taxes.

The Company files income tax returns in U.S. federal and state jurisdictions. As of July 31, 2012, open tax years in federal and some state jurisdictions date back to October 2002 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of January 31, 2012, the Company had net operating loss carryforwards of $37.2 million expiring in various years through fiscal year 2019.

The Company has established a cumulative liability for unrecognized tax benefits of $0.4 million as of July 31, 2012.  Management does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next twelve months.  Management had not accrued any interest on these unrecognized tax benefits as of July 31, 2012.

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

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company’s total net sales are generated from the sale of three major categories of products, consisting of (1) conventional mattresses which utilize steel-coil innersprings, (2) specialty mattresses which utilize materials other than steel-coil innersprings and (3) furniture and accessories, which include headboards and footboards, bed frames, mattress pads and pillows, and from delivery service revenues.

The following table represents the components of the Company’s total net sales (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	July 31,	August 2,	July 31,
	2011	2012	2011	2012
Specialty mattresses	$77,707	$127,628	$139,081	$233,927
Conventional mattresses	86,218	112,374	163,193	197,844
Furniture and accessories	12,045	17,194	22,201	31,252
Total product sales	175,970	257,196	324,475	463,023
Delivery service revenues	3,944	4,822	7,363	8,809
Total net sales	$179,914	$262,018	$331,838	$471,832

Prior-year components of the Company’s total net sales have been reclassified between specialty mattresses and conventional mattresses in a manner consistent with the current-year presentation.

7. Earnings Per Share

The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	July 31,	August 2,	July 31,
	2011	2012	2011	2012
Basic weighted average shares outstanding	22,399,952	33,768,828	22,399,952	33,768,828
Effect of dilutive securities:
Stock options	—	70,588	—	97,350
Restricted shares	—	1,293	—	980
Diluted weighted average shares outstanding	22,399,952	33,840,709	22,399,952	33,867,158

One-half of the stock options granted to the Company’s employees are subject to a five-year time-based vesting schedule, while the remaining one-half of the stock options are subject to a four-year market-based vesting schedule, with such vesting based on specified stock price increase targets, as set forth in the option award agreement evidencing the grant of such stock options. The Company includes market-based stock option awards in the dilutive potential common shares when they become contingently issuable and exclude the awards when they are not contingently issuable. Diluted weighted average shares outstanding for both the thirteen and twenty-six weeks ended July 31, 2012 excludes stock options for the purchase of 458,936 shares of common stock as the applicable vesting criteria were not satisfied as of July 31, 2012.

8. Commitments and Contingencies

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

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of the currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

9. Related Party Transactions

Management Fees

During the thirteen and twenty-six weeks ended August 2, 2011, the Company incurred management fees and other direct expenses from affiliates of its majority owners. Such fees and expenses were billed by an affiliate of J.W. Childs Associates, L.P. Management fees and other direct expenses included in the results of operations were $0.1 million and $0.2 million for the thirteen and twenty-six weeks ended August 2, 2011, respectively. On November 23, 2011, the management agreement was terminated in connection with the Company’s initial public offering.

2009 Loan Facility, PIK Notes and Convertible Notes

As discussed in Notes 5 and 12 in the Fiscal 2011 Annual Report, prior to the completion of the Company’s initial public offering on November 23, 2011, the Company owed certain indebtness under the 2009 Loan Facility, PIK Notes and convertible notes to parties that owned equity interests in Mattress Holdings, LLC and certain affiliates of those equity investors.  A portion of the balances outstanding under these debt instruments was paid off with proceeds from the Company’s initial public offering, and the remaining portion was converted into shares of the Company’s common stock in connection with the closing of the initial public offering.  The aggregate amount of debt paid and debt converted into equity on November 23, 2011 totaled $188.0 million, including interest accrued thereon.  Under the respective terms of these debt instruments, interest payments on the 2009 Loan Facility, PIK Notes and Convertible Notes were not made in cash, but were instead made by adding the interest to the respective outstanding principal balances.  Interest expense incurred under these debt instruments totaled $6.6 million and $12.9 million for the thirteen and twenty-six weeks ended August 2, 2011, respectively.

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

New Accounting Standards Not Yet Adopted— In December 2011, the FASB issued new guidance which requires disclosures of gross and net information about financial and derivative instruments eligible for offset in the statement of financial position or subject to a master netting agreement. This guidance is effective for the Company in the first fiscal quarter of 2013 and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued new guidance which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired, and in some cases, bypass the two-

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

step impairment test. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption of the new guidance is permitted. The Company is currently assessing when it will adopt this guidance.

11. Subsequent Events

On August 28, 2012, the Company paid off the outstanding revolver borrowings on the 2007 Senior Credit Facility of $5.0 million. At September 7, 2012, there were standby letters of credit outstanding in the amount of $1.0 million and additional borrowings available of $34.0 million.

On September 4, 2012, the Company entered into an agreement to acquire the leasehold interests, store assets, distribution center assets and related inventories, and assume certain liabilities, of Mattress Xpress, Inc. and Mattress Xpress of Georgia, Inc. (collectively “Mattress Xpress”) relating to the operation of 35 mattress specialty stores located in Florida and Georgia for a total purchase price of approximately $15.8 million, subject to customary adjustments.  Under the terms of the purchase agreement, Mattress Xpress will provide unsecured financing to the Company in the amount of approximately $7.8 million in connection with the purchase, which will be payable over a term of one year in quarterly installments, including interest at 8%.  The closing of the purchase is expected to occur in the third fiscal quarter of 2012 and remains subject to the prior satisfaction of customary closing conditions.  The Company intends to rebrand the stores as Mattress Firm subsequent to the closing of the transaction.

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

Executive Summary

Net sales during the thirteen weeks and twenty-six weeks ended July 31, 2012 improved $82.1 million and $140.0 million, respectively, from the comparable prior year levels as a result of comparable-store sales growth and the addition of new and acquired store units. Net income and other profitability measures improved during both the thirteen and twenty-six weeks ended July 31, 2012. The improvements resulted from the net sales growth and our ability to gain leverage on certain costs through increasing sales per store, which was partially offset by increases in spending in certain expense categories during such periods. Such expenses included advertising and general and administrative expenses. Key results for the thirteen and twenty-six weeks ended July 31, 2012 include:

•                  Net income increased $6.5 million to $10.1 million for the thirteen weeks ended July 31, 2012, compared with net income of $3.6 million for the prior year period. Net income increased $15.1 million to $19.8 million for the twenty-six weeks ended July 31, 2012, compared with $4.7 million for the prior year period.

•                  Net sales increased $82.1 million, or 45.6%, to $262.0 million for the thirteen weeks ended July 31, 2012, compared to $179.9 million for the prior year period. Comparable-store sales increased 5.0% during the thirteen weeks ended July 31, 2012. Net sales increased $140.0 million, or 42.2%, to $471.8 million for the twenty-six weeks ended July 31, 2012 compared to $331.8 million for the prior year period. Comparable-store sales increased 10.1% during the twenty-six weeks ended July 31, 2012.

•                  Income from operations for the thirteen weeks ended July 31, 2012 was $17.6 million. Excluding $5.9 million of acquisition-related costs, adjusted income from operations was $23.5 million, and adjusted operating margin during the thirteen weeks improved from 8.0% in 2011 to 9.0% in 2012. This operating margin growth for the thirteen weeks ended July 31, 2012 on an adjusted basis (excluding acquisition-related costs) was driven primarily by a 125 basis-point improvement in general and administrative expenses. Income from operations for the twenty-six weeks ended July 31, 2012 was $35.6 million. Excluding $7.0 million of acquisition-related costs, adjusted income from operations was $42.6 million, and adjusted operating margin during the twenty-six weeks improved 187 basis points from 7.2% in 2011 to 9.0% in 2012. This operating margin growth for the twenty-six weeks ended July 31, 2012 on an adjusted basis (excluding acquisition-related costs) was driven primarily by a 128 basis-point improvement in gross profit margin and a 87 basis-point improvement in general and administrative expenses. Acquisition-related costs for purposes of management’s discussion and analysis, which are included in the results of operations, consists of the acquisition-related costs as defined under U.S. GAAP, including advisory, legal, accounting, valuation, and other professional or consulting fees and, in addition, costs of integrating store and warehouse operations and corporate functions that are not expected to recur in future periods, related to the Mattress Giant acquisition. See “Reported to Adjusted Statements of Operations Data” below for a reconciliation of net income as reported to adjusted net income.

•                  Adjusted EBITDA increased $9.6 million to $29.6 million for the thirteen weeks ended July 31, 2012, compared with $20.0 million for the prior year period. Adjusted EBITDA as a percentage of sales increased to 11.3% during the thirteen weeks ended July 31, 2012, compared with 11.1% for the prior year period. Adjusted EBITDA increased $20.3 million to $55.0 million for the twenty-six weeks ended July 31, 2012 compared with $34.7 million for the prior year period. Adjusted EBITDA as a percentage of sales increased to 11.7% during the twenty-six weeks ended July 31, 2012, compared with 10.5% for the prior year period. See “Adjusted EBITDA to Net Income Reconciliation” below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

•                  The components of the net sales increase were as follows (amounts in millions):

	Increase (decrease) in net sales
	Thirteen Weeks	Twenty-Six
	Ended	Weeks Ended
	July 31,	July 31,
	2012	2012
Comparable-store sales	$8.8	$32.8
New stores	31.9	59.9
Acquired stores	43.4	51.4
Closed stores	(2.0)	(4.1)
	$82.1	$140.0

•                  The composition of net sales by major category of product and services were as follows (amounts in millions):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 2,	% of	July 31,	% of	August 2,	% of	July 31,	% of
	2011	Total	2012	Total	2011	Total	2012	Total
Specialty mattresses	$77.7	43.2%	$127.6	48.7%	$139.1	41.9%	$233.9	49.6%
Conventional mattresses	86.2	47.9%	112.4	42.9%	163.2	49.2%	197.8	41.9%
Furniture and accessories	12.1	6.7%	17.2	6.6%	22.2	6.7%	31.3	6.6%
Total product sales	176.0	97.8%	257.2	98.2%	324.5	97.8%	463.0	98.1%
Delivery service revenues	3.9	2.2%	4.8	1.8%	7.3	2.2%	8.8	1.9%
Total net sales	$179.9	100.0%	$262.0	100.0%	$331.8	100.0%	$471.8	100.0%

Prior-year components of the  total net sales have been reclassified between specialty mattresses and conventional mattresses in a manner consistent with the current-year presentation.

•                  The activity with respect to the number of company-operated store units was as follows:

	Thirteen Weeks	Twenty-Six
	Ended	Weeks Ended
	July 31,	July 31,
	2012	2012
Store units, beginning of period	755	729
New stores	27	57
Acquired stores	181	181
Closed stores	(6)	(10)
Store units, end of period	957	957

•                  Operating cash flows were $11.9 million and $30.1 million during the thirteen weeks and twenty-six weeks ended July 31, 2012, respectively, which were the primary funding source for capital expenditures and debt principal payment requirements.

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

•                  We ended the thirteen weeks ended July 31, 2012 with $5.0 million in outstanding borrowings, and total borrowing capacity of $29.0 million, under the revolving credit line portion of the credit agreement among our indirectly owned subsidiary Mattress Holding Corp. (“Mattress Holding”), certain lenders, and UBS Securities LLC, as sole arranger and bookrunner and a lender (the “2007 Senior Credit Facility”). Effective May 22, 2012, we increased our revolver capacity under the 2007 Senior Credit Facility by $10 million to $35 million with no change in interest rate or other terms. On August 28, 2012 we paid off the outstanding revolver borrowings on the 2007 Senior Credit Facility of $5.0 million. At September 7, 2012 there were standby letters of credit outstanding in the amount of $1.0 million and additional borrowings available of $34.0 million.

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

Cost of sales consists of the following:

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

General and administrative expenses consist of the following:

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	July 31,	August 2,	July 31,
	2011	2012	2011	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.7%	61.0%	61.8%	60.9%
Gross profit from retail operations	39.3%	39.0%	38.2%	39.1%
Franchise fees and royalty income	0.6%	0.5%	0.6%	0.5%
Sales and marketing expenses	25.1%	25.4%	24.3%	24.5%
General and administrative expenses	6.9%	7.3%	7.3%	7.6%
Loss on store closings and impairment of store assets	(0.1)%	0.0%	0.0%	0.0%
Income from operations	8.0%	6.7%	7.2%	7.5%
Other expense, net	5.9%	0.8%	5.7%	0.9%
Income before income taxes	2.2%	5.9%	1.5%	6.6%
Income tax expense	0.1%	2.0%	0.1%	2.4%
Net income	2.0%	3.8%	1.4%	4.2%

Thirteen Weeks Ended July 31, 2012 Compared to Thirteen Weeks Ended August 2, 2011

Net sales. Net sales increased $82.1 million, or 45.6%, to $262.0 million for the thirteen weeks ended July 31, 2012, compared to $179.9 million for the thirteen weeks ended August 2, 2011. The components of the net sales increase were as follows (amounts in millions):

Increase (decrease) in net sales
Thirteen Weeks
Ended
July 31,
2012
Comparable-store sales	$8.8
New stores	31.9
Acquired stores	43.4
Closed stores	(2.0)
$82.1

The increase in comparable-store net sales represents a 5.0% comparable-store sales increase, which was primarily the result of an increase in the number of customer transactions. The increase in our net sales from new stores was the result of 123 new stores opened at various times during the twelve fiscal periods ended July 31, 2012, including 27 stores opened during the thirteen-week period ended July 31, 2012, prior to their inclusion in the comparable-store sales calculation beginning with the thirteenth full fiscal period of operations. The increase in net sales for acquired stores was the result of the acquisition of 55 stores in November 2011 and 181 stores in May 2012. We closed 22 stores during the twelve fiscal periods ended July 31, 2012, including six stores during the thirteen-week period ended July 31, 2012, and the reduction in sales during the thirteen-week period ended July 31, 2012 from these closings totaled $2.0 million. We operated 957 stores at July 31, 2012, compared with 620 stores at August 2, 2011.

Cost of sales.  Cost of sales increased $50.6 million, or 46.3%, to $159.9 million during the thirteen weeks ended July 31, 2012, compared to $109.3 million for the thirteen weeks ended August 2, 2011. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales increased to 61.0% for the thirteen weeks ended July 31, 2012, as compared to 60.7% for the thirteen weeks ended August 2, 2011.

Product costs increased by $27.8 million, or 39.0%, to $99.1 million for the thirteen weeks ended July 31, 2012, compared with $71.3 million for the thirteen weeks ended August 2, 2011. Product costs as a percentage of sales decreased to 37.8% for the thirteen weeks ended July 31, 2012 from 39.6% for the thirteen weeks ended August 2, 2011. The increase in the amount of product costs is the result of the corresponding increase in net sales. The decrease of this expense as a percentage of net sales for the thirteen weeks ended July 31, 2012 is primarily the result of an increase in the mix of products with lower product costs and improvement in vendor incentive terms with certain vendors.

Store and warehouse occupancy costs, consisting primarily of lease-related costs of rented facilities, increased $12.8 million, or 57.2%, to $35.1 million during the thirteen weeks ended July 31, 2012, compared to $22.3 million for the thirteen weeks ended August 2, 2011. Store and warehouse occupancy costs as a percentage of net sales increased to 13.4% during the thirteen weeks ended July 31, 2012, compared to 12.4% in the thirteen weeks ended August 2, 2011. The increase in the amount of expense during the thirteen weeks ended July 31, 2012 was mainly attributable to the increase in the number of stores we operated and the commencement of warehouse operations in a number of new markets. The increase of expense as a percentage of net sales during the thirteen weeks ended July 31, 2012 was primarily attributable to the acquisition of Mattress Giant stores in November 2011 and May 2012 with lower store occupancy expense leverage as a result of average sales per store that were lower than the Company average.

Depreciation expense of leasehold improvement and other fixed assets used in stores and warehouse operations increased $1.2 million, or 29.9%, to $5.1 million, for the thirteen weeks ended July 31, 2012, compared to $3.9 million for the thirteen weeks ended August 2, 2011. The increase in expense was primarily attributable to the increase in the number of stores we operated during the thirteen weeks ended July 31, 2012, as compared with the prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $8.8 million, or 74.7%, to $20.6 million, for the thirteen weeks ended July 31, 2012, compared to $11.8 million for the thirteen weeks ended August 2, 2011, primarily as a result of the increase in net sales and in the number of stores we operated during the thirteen weeks ended July 31, 2012, as compared with the prior year period. Other cost of sales includes $1.3 million of acquisition-related costs related to the Mattress Giant acquisition.

Gross profit from retail operations.  As a result of the foregoing, gross profit from retail operations increased $31.5 million, or 44.6%, to $102.2 million, during the thirteen weeks ended July 31, 2012, compared with $70.6 million during the thirteen weeks ended August 2, 2011. Gross profit from retail operations as a percentage of net sales, decreased to 39.0% for the thirteen weeks ended July 31, 2012, compared to 39.3% for the thirteen weeks ended August 2, 2011.

Franchise fees and royalty income.  Franchise fees and royalty income increased $0.2 million, or 22.3%, to $1.3 million for the thirteen weeks ended July 31, 2012, compared to $1.1 million during the thirteen weeks ended August 2, 2011. The increase in income was attributable to an increase in royalty income, which was mainly due to increases in sales for franchise stores as compared with the prior year period mainly due to new stores and comparable-store sales increases. Our franchisees operated 141 stores at July 31, 2012.

Sales and marketing expenses.  Sales and marketing expenses increased $21.5 million, or 47.7%, to $66.6 million for the thirteen weeks ended July 31, 2012, compared to $45.1 million for the thirteen weeks ended August 2, 2011. Sales and marketing expense as a percentage of net sales increased to 25.4% for the thirteen weeks ended July 31, 2012, compared to 25.1% for the thirteen weeks ended August 2, 2011. The components of sales and marketing expenses are explained below.

Advertising expense increased $7.5 million, or 41.9%, to $25.4 million for the thirteen weeks ended July 31, 2012, from $17.9 million for the thirteen weeks ended August 2, 2011. Advertising expense as a percentage of net sales decreased to 9.7% for the thirteen weeks ended July 31, 2012, compared to 10.0% for the thirteen weeks ended August 2, 2011. The increase in the amount of advertising spending was mainly attributable to our efforts to increase the number of customers shopping in our stores and, to a lesser extent, to the increase in the number of markets in which we operate as a result of new store growth and acquisitions. We expect to maintain or increase advertising expense as a percentage of sales if we continue to experience sales per store and comparable-store sales growth and gain expense leverage in other operating expense areas. We receive funds from time to time from certain vendors to advertise their products that are recognized as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $1.8 million for the thirteen weeks ended July 31, 2012, compared with $1.2 million for the thirteen weeks ended August 2, 2011.

Other sales and marketing expenses, consisting mainly of salesman compensation costs and, to a lesser extent, costs incurred to accept payments from our customers, including credit card and third party finance fees, increased $13.9 million, or 51.1%, to $41.1 million for the thirteen weeks ended July 31, 2012, compared to $27.2 million for the thirteen weeks ended August 2, 2011, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales increased to 15.7% for the thirteen weeks ended July 31, 2012, compared to 15.1% for the thirteen weeks ended August 2, 2011. The increase reflects higher staffing levels in stores over the summer selling period and modifications to the compensation system.

General and administrative expenses.  General and administrative expenses increased $6.9 million, or 55.8%, to $19.2 million for the thirteen weeks ended July 31, 2012, compared to $12.4 million for the thirteen weeks ended August 2, 2011. General and administrative expenses as a percentage of net sales, increased to 7.4% for the thirteen weeks ended July 31, 2012, compared to 6.9% for the thirteen weeks ended August 2, 2011. General and administrative expenses increased primarily as a result of our growth, including a $2.6 million increase in wages and benefits resulting from employee additions to our corporate office and $4.6 million of acquisition-related costs related to the Mattress Giant acquisition. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

Other expense, net.  Other expense, net, for both periods consists primarily of interest expense. Interest expense decreased $6.5 million, or 74.5%, to $2.2 million for the thirteen weeks ended July 31, 2012, compared to $8.7 million during the thirteen weeks ended August 2, 2011, primarily as a result of the repayment of related-party debt in conjunction with the initial public offering in

November 2011. The thirteen weeks ended August 2, 2011 also includes a $1.9 million loss from debt extinguishment related to the repayment of related-party debt.

Income tax (benefit) expense.  We recognized $5.3 million of income tax expense for the thirteen weeks ended July 31, 2012, compared to $0.2 million of income tax expense for the thirteen weeks ended August 2, 2011. The effective tax rate was 34.6% for the thirteen weeks ended July 31, 2012, compared to 6.2% for the thirteen weeks ended August 2, 2011, and differs primarily due to the fact that we had a full valuation allowance recorded against our deferred tax assets during the thirteen weeks ended August 2, 2012.

Net income (loss).  As a result of the foregoing, our net income was $10.1 million for the thirteen weeks ended July 31, 2012 compared to $3.6 million for the thirteen weeks ended August 2, 2011.

Twenty-Six Weeks Ended July 31, 2012 Compared to Twenty-Six Weeks Ended August 2, 2011

Net sales. Net sales increased $140.0 million, or 42.2%, to $471.8 million for the twenty-six weeks ended July 31, 2012, compared to $331.8 million for the twenty-six weeks ended August 2, 2011. The components of the net sales increase were as follows (amounts in millions):

Increase (decrease) in net sales
Twenty-Six
Weeks Ended
July 31,
2012
Comparable-store sales	$32.8
New stores	59.9
Acquired stores	51.4
Closed stores	(4.1)
$140.0

The increase in comparable-store net sales represents a 10.1% comparable-store sales increase, which was primarily the result of an increase in the number of customer transactions and in the average net sales per transaction. The increase in our net sales from new stores was the result of 123 new stores opened at various times during the twelve fiscal periods ended July 31, 2012, including 57 stores opened during the twenty-six-week period ended July 31, 2012, prior to their inclusion in the comparable-store sales calculation beginning with the thirteenth full fiscal period of operations. The expected increase in net sales for acquired stores was the result of the acquisition of 55 stores in November 2011 and 181 stores in May 2012. We closed 22 stores during the twelve fiscal periods ended July 31, 2012, including ten stores during the twenty-six-week period ended July 31, 2012, and the reduction in sales during the twenty-six-week period ended July 31, 2012 from these closings totaled $4.1 million. We operated 957 stores at July 31, 2012, compared with 620 stores at August 2, 2011.

Cost of sales.  Cost of sales increased $81.9 million, or 39.9%, to $287.1 million during the twenty-six weeks ended July 31, 2012, compared to $205.2 million for the twenty-six weeks ended August 2, 2011. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales decreased to 60.9% for the twenty-six weeks ended July 31, 2012, as compared to 61.9% for the twenty-six weeks ended August 2, 2011.

Product costs increased by $49.6 million, or 38.2%, to $179.4 million for the twenty-six weeks ended July 31, 2012, compared with $129.8 million for the twenty-six weeks ended August 2, 2011. Product costs as a percentage of sales decreased to 38.0% for the twenty-six weeks ended July 31, 2012 from 39.1% for the twenty-six weeks ended August 2, 2011. The increase in the amount of product costs is the result of the corresponding increase in net sales. The decrease of this expense as a percentage of net sales for the twenty-six weeks ended July 31, 2012 is primarily the result of an increase in the mix of products with lower product costs and improvement in vendor incentive terms with certain vendors.

Store and warehouse occupancy costs, consisting primarily of lease-related costs of rented facilities, increased $17.6 million, or 39.3%, to $62.4 million during the twenty-six weeks ended July 31, 2012, compared to $44.8 million for the twenty-six weeks ended August 2, 2011. Store and warehouse occupancy costs as a percentage of net sales decreased to 13.2% during the twenty-six weeks ended July 31, 2012, compared to 13.5% in the twenty-six weeks ended August 2, 2011. The increase in the amount of expense during the twenty-six weeks ended July 31, 2012 was mainly attributable to the increase in the number of stores we operated and the commencement of warehouse operations in a number of new markets.

Depreciation expense of leasehold improvement and other fixed assets used in stores and warehouse operations increased $1.4 million, or 18.2%, to $9.3 million, for the twenty-six weeks ended July 31, 2012, compared to $7.9 million for the twenty-six weeks ended August 2, 2011. The increase in expense was primarily attributable to the increase in the number of stores we operated during the twenty-six weeks ended July 31, 2012, as compared with the prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $13.2 million, or 58.2%, to $36.0 million, for the twenty-six weeks ended July 31, 2012, compared to $22.8 million for the twenty-six weeks ended August 2, 2011, primarily as a result of the increase in net sales and in the number of stores we operated during the twenty-six weeks ended July 31, 2012, as compared with the prior year period. Other cost of sales includes $1.3 million of acquisition-related costs related to the Mattress Giant acquisition.

Gross profit from retail operations.  As a result of the foregoing, gross profit from retail operations increased $58.1, million or 45.9%, to $184.7 million, during the twenty-six weeks ended July 31, 2012, compared with $126.6 million during the twenty-six weeks ended August 2, 2011. Gross profit from retail operations as a percentage of net sales, increased to 39.2% for the twenty-six weeks ended July 31, 2012, compared to 38.2% for the twenty-six weeks ended August 2, 2011.

Franchise fees and royalty income.  Franchise fees and royalty income increased $0.4 million, or 22.2%, to $2.5 million for the twenty-six weeks ended July 31, 2012, compared to $2.1 million during the twenty-six weeks ended August 2, 2011. The increase in income was attributable to a $0.5 million increase in royalty income, which was mainly due to increases in sales for franchise stores as compared with the prior year period mainly due to new stores and comparable-store sales increases, which was offset by a $0.1 million decrease in initial fees, resulting from a decrease in the number of new franchisee stores opened during the twenty-six weeks ended July 31, 2012 as compared with the prior year period.  Our franchisees operated 141 stores at July 31, 2012.

Sales and marketing expenses.  Sales and marketing expenses increased $35.0 million, or 43.3%, to $115.7 million for the twenty-six weeks ended July 31, 2012, compared to $80.7 million for the twenty-six weeks ended August 2, 2011. Sales and marketing expense as a percentage of net sales increased to 24.5% for the twenty-six weeks ended July 31, 2012, compared to 24.3% for the twenty-six weeks ended August 2, 2011. The components of sales and marketing expenses are explained below.

Advertising expense increased $12.3 million, or 40.0%, to $43.0 million for the twenty-six weeks ended July 31, 2012, from $30.7 million for the twenty-six weeks ended August 2, 2011. Advertising expense as a percentage of net sales decreased to 9.1% for the twenty-six weeks ended July 31, 2012, compared to 9.3% for the twenty-six weeks ended August 2, 2011. The increase in the amount of advertising spending was mainly attributable to our efforts to increase the number of customers shopping in our stores and, to a lesser extent, to the increase in the number of markets in which we operate as a result of new store growth and acquisitions. We expect to maintain or increase advertising expense as a percentage of sales if we continue to experience sales per store and comparable-store sales growth and gain expense leverage in other operating expense areas. We receive funds from time to time from certain vendors to advertise their products that are recognized as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $2.4 million for the twenty-six weeks ended July 31, 2012, compared with $1.5 million for the twenty-six weeks ended August 2, 2011.

Other sales and marketing expenses, consisting mainly of salesman compensation costs and, to a lesser extent, costs incurred to accept payments from our customers, including credit card and third party finance fees, increased $22.7 million, or 45.4%, to $72.7 million for the twenty-six weeks ended July 31, 2012, compared to $50.0 million for the twenty-six weeks ended August 2, 2011, primarily as a result of the increase in net sales during the period due to an increase in the number of operating stores. Other sales and marketing expenses as a percentage of net sales increased to 15.4% for the twenty-six weeks ended July 31, 2012, compared to 15.1% for the twenty-six weeks ended August 2, 2011. The increase reflects higher staffing levels in stores over the summer selling period and modifications to the compensation system.

General and administrative expenses.  General and administrative expenses increased $11.7 million, or 48.7%, to $35.9 million for the twenty-six weeks ended July 31, 2012, compared to $24.1 million for the twenty-six weeks ended August 2, 2011.

General and administrative expenses as a percentage of net sales, increased to 7.6% for the twenty-six weeks ended July 31, 2012, compared to 7.3% for the twenty-six weeks ended August 2, 2011. General and administrative expenses increased primarily as a result of our growth, including a $4.7 million increase in wages and benefits resulting from employee additions to our corporate office, $5.7 million of acquisition-related costs related to the Mattress Giant acquisition and an aggregate increase of $1.3 million in various other general and administrative expense categories. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

Other expense, net.  Other expense, net, for both periods consists primarily of interest expense. Interest expense decreased $12.7 million, or 74.7%, to $4.3 million for the twenty-six weeks ended July 31, 2012, compared to $17.0 million during the twenty-six weeks ended August 2, 2011, primarily as a result of the repayment of related-party debt in conjunction with the initial public offering in November 2011. The twenty-six weeks ended August 2, 2011 also includes a $1.9 million loss from debt extinguishment related to the repayment of related-party debt.

Income tax (benefit) expense.  We recognized $11.5 million of income tax expense for the twenty-six weeks ended July 31, 2012, compared to $0.3 million of income tax expense for the twenty-six weeks ended August 2, 2011. The effective tax rate was 36.7% for the twenty-six weeks ended July 31, 2012, compared to 6.4% for the twenty-six weeks ended August 2, 2011, and differs primarily due to the fact that we had a full valuation allowance recorded against our deferred tax assets during the twenty-six weeks ended August 2, 2011.

Our estimated full year effective tax rate for Fiscal 2012, before discrete period adjustments, is approximately 38.5%, which is above the federal statutory rate of 35.0% primarily due to state income taxes.

Net income (loss).  As a result of the foregoing, our net income was $19.8 million for the twenty-six weeks ended July 31, 2012 compared to $4.7 million for the twenty-six weeks ended August 2, 2011.

Off-Balance Sheet Arrangements

Except for a guarantee of approximately $1.1 million that we have provided with respect to one real estate lease of a franchisee, we do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of July 31, 2012, we had cash and cash equivalents of $6.2 million compared with $29.7 million as of August 2, 2011. The following table summarizes our cash flows (amounts in thousands):

	Twenty-Six Weeks Ended
	August 2,	July 31,
	2011	2012
Total cash provided by (used in):
Operating activities	$48,755	$30,096
Investing activities	(11,781)	(75,651)
Financing activities	(11,761)	3,797
Net increase (decrease) in cash and cash equivalents	25,213	(41,758)
Cash and cash equivalents, beginning of period	4,445	47,946
Cash and cash equivalents, end of period	$29,658	$6,188

Net cash provided by operating activities was $30.1 million for the twenty-six weeks ended July 31, 2012, compared to cash provided of $48.8 million for the twenty-six weeks ended August 2, 2011. The $18.7 million decrease in cash flows from operating activities was primarily due to the following differences as compared to the prior year :

•                  $15.2 million improvement in our net income for the twenty-six weeks ended July 31, 2012, offset by elements of the increase that are related to non-cash expense included in net income of the prior year, including:

•                  $12.5 million of non-cash paid-in-kind interest related to debt repaid and debt converted into shares of our common stock in connection with the initial public offering in November 2011, and

•                  $1.9 million of non-cash loss from debt extinguishment;

•                  Decrease to fund $9.8 million increase in inventory related to new and acquired stores and warehouses in new markets;

•                  Decrease of $11.3 million related to the timing of cash requirements for accounts payable payments in the prior year;

•                  Increase of $4.3 million in non-cash deferred tax expense; and

•                  Decrease of $2.7 million due to other changes in operating assets and liabilities.

Net cash used in investing activities was $75.7 million for the twenty-six weeks ended July 31, 2012, compared to net cash used of $11.8 million for the twenty-six weeks ended August 2, 2011. The $63.9 million increase in cash flows from investing activities was primarily due to the May 2012 Mattress Giant acquisition for approximately $44.0 million. Capital expenditures increased $19.9 million.  The increase in capital expenditures reflected new store openings, renovations of the stores acquired in November 2011 and May 2012 from Mattress Giant, and the ongoing design and implementation of our new enterprise resource planning system.  The renovations of Mattress Giant stores acquired in November 2011 were substantially completed during the twenty-six weeks ended July 31, 2012 and resulted in $3.1 million in capital expenditures.  The renovations of Mattress Giant stores acquired in May 2012, expected to be substantially complete by the end of Fiscal 2012, resulted in $4.7 million in capital expenditures in the thirteen weeks ended July 31, 2012. We expect to incur additional capital expenditures of approximately $10.1 million in completing the renovation of the acquired Mattress Giant stores.

Our financing cash flows consist of proceeds from the issuance of debt, borrowings, and repayments for scheduled debt service payments, and prepayments of other debt. Net cash provided by financing activities was $3.8 million for the twenty-six weeks ended July 31, 2012, compared to cash used of $11.8 million for the twenty-six weeks ended August 2, 2011. The $15.6 million decrease was the result of a reduction in debt repayments primarily as a result of the repayment of related-party debt in conjunction with the initial public offering in November 2011.

Covenant Compliance

The 2007 Senior Credit Facility requires us to comply on a quarterly basis with financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  These financial covenants are measured using, among other things, Adjusted EBITDA of Mattress Holding and its subsidiaries, as adjusted to include pro forma results of acquisitions.  The 2007 Senior Credit Facility limits the permitted capital expenditures of Mattress Holding and its subsidiaries to $40 million for fiscal 2012.  The interest rate for borrowings under the 2007 Senior Credit Facility is a LIBOR-based rate with a margin spread of 225 to 275 basis points depending upon the maintenance of certain ratios. At July 31, 2012, the interest rate was 2.72%.  At July 31, 2012, there were outstanding revolver borrowings under the 2007 Senior Credit Facility of $5.0 million. There were standby letters of credit outstanding in the amount of $1.0 million and additional borrowings available of $29.0 million. On August 28, 2012, we paid off the outstanding revolver borrowings on the 2007 Senior Credit Facility.  At September 7, 2012, there were standby letters of credit outstanding in the amount of $1.0 million and additional borrowings available of $34.0 million.

For more information about the restrictive covenants imposed on us by the 2007 Senior Credit Facility, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 filed with the SEC on April 20, 2012 (as amended on May 30, 2012) (referred to herein as the “Fiscal 2011 Annual Report”). The debt instruments governing the indebtedness under the 2009 Loan Facility, PIK Notes and Convertible Notes did not contain any financial covenants.  Such debt instruments were terminated following repayment in full or conversion into our common stock of all indebtedness outstanding thereunder in connection with our initial public offering.

We were in compliance with all of the covenants required under the 2007 Senior Credit Facility and our other indebtedness as of July 31, 2012. We believe that we will be able to maintain compliance with the various covenants required under our debt facilities for the next twelve months without amending any of the credit facilities or requesting waivers from the lenders that are party to the agreements.

Seasonality

Our business is subject to seasonal fluctuations.  We generally have experienced more sales and a greater portion of income during the second and third quarters of our fiscal year due to a concentration of summer season holidays, including Memorial Day, the Fourth of July and Labor Day, and other seasonal factors. While we expect this trend to continue for the foreseeable future, we also expect that the acquisitions we make and the timing of those acquisitions may have some effect on the impact of these seasonal fluctuations.

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires disclosures of gross and net information about financial and derivative instruments eligible for offset in the statement of financial position or subject to a master netting agreement. ASU 2011-11 will be effective for the Company in the first fiscal quarter of 2013 and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued new guidance which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired, and in some cases, bypass the two-step impairment test. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption of the new guidance is permitted. The Company is currently assessing when it will adopt this guidance.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplemental measure. The following table contains a reconciliation of our net income determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA for the periods indicated (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	July 31,	August 2,	July 31,
	2011	2012	2011	2012
Net income	$3,636	$10,085	$4,665	$19,821
Income tax expense	239	5,326	319	11,488
Interest income	(1)	—	(3)	(1)
Interest expense	8,672	2,214	16,949	4,289
Depreciation and amortization	4,323	5,471	8,717	10,175
Intangible assets and other amortization	428	607	815	1,187
EBITDA	17,297	23,703	31,462	46,959
Loss on store closings and impairment of store assets	(135)	54	39	71
Loss from debt extinguishment	1,873	—	1,873	—
Financial sponsor fees and expenses	102	51	192	51
Stock-based compensation	20	493	39	1,002
Vendor new store funds(a)	296	250	300	633
Acquisition related expenses(b)	29	5,893	108	7,049
Other (various)(c)	557	(856)	682	(764)
Adjusted EBITDA	$20,039	$29,588	$34,695	$55,001

(a)                                 Adjustment to recognize vendor funds received upon the opening of a new store in the period opened, rather than over 36-months as presented in our financial statements, which is consistent with how management has historically reviewed its results of operations.

(b)                                 Non-cash effect included in net income related to purchase accounting adjustments made to inventories resulting from acquisitions and other acquisition-related cash costs included in net income, such as direct acquisition costs and costs related to training and integration of acquired businesses.

(c)                                  Consists of various items that management excludes in reviewing the results of operations.

Reported to Adjusted Statements of Operations Data

(In thousands, except share and per share amounts)

	Thirteen Weeks Ended
	August 2, 2011	July 31, 2012
			Acquisition-
			Related
	As Reported	As Reported	Costs (1)	As Adjusted
Income from operations	$14,419	$17,625	$5,893	$23,518
Other expense, net	10,544	2,214	—	2,214
Income before income taxes	3,875	15,411	5,893	21,304
Income tax expense (2)	239	5,326	1,763	7,089
Net income	$3,636	$10,085	$4,130	$14,215

Basic net income per common share	$0.16	$0.30	$0.12	$0.42
Diluted net income per common share	$0.16	$0.30	$0.12	$0.42

Basic weighted average shares outstanding	22,399,952	33,768,828	33,768,828	33,768,828
Diluted weighted average shares outstanding	22,399,952	33,840,709	33,840,709	33,840,709

	Twenty-Six Weeks Ended
	August 2, 2011	July 31, 2012
			Acquisition-
			Related
	As Reported	As Reported	Costs (1)	As Adjusted
Income from operations	$23,803	$35,597	$7,049	$42,646
Other expense, net	18,819	4,288	—	4,288
Income before income taxes	4,984	31,309	7,049	38,358
Income tax expense (2)	319	11,488	2,220	13,708
Net income	$4,665	$19,821	$4,829	$24,650

Basic net income per common share	$0.21	$0.59	$0.14	$0.73
Diluted net income per common share	$0.21	$0.59	$0.14	$0.73

Basic weighted average shares outstanding	22,399,952	33,768,828	33,768,828	33,768,828
Diluted weighted average shares outstanding	22,399,952	33,867,158	33,867,158	33,867,158

(1) In April 2012, we announced the signing of a agreement for all of the equity interests of MGHC Holding Corporation (Mattress Giant), including approximately 181 specialty retail stores. The acquisition closed on May 2, 2012. Acquisition-related costs, consisting of direct transaction costs and integration costs, are included in the results of operations as incurred. During the thirteen and twenty-six weeks ended July 31, 2012, we incurred $5.9 million and $7.1 million of acquisition-related costs, respectively.

(2) Reflects effective income tax rate of 38.5% for 2012 and $0.3 million in foregone tax benefits on certain acquisition-related costs considered nondeductible.

Our “As Adjusted” data is considered a non-U.S. GAAP financial measure and is not in accordance with, or preferable to, “As Reported,” or GAAP financial data. However, we are providing this information as we believe it facilitates year-over-year comparisons for investors and financial analysts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the interest rate risk and inflation risk discussed in “– Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the Fiscal 2011 Annual Report.

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

Changes in Internal Control

During the thirteen weeks ended July 31, 2012, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

Part II.
OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, on May 26, 2011, the Company settled a lawsuit involving alleged violations of the Fair Labor Standards Act brought in April 2010 by a former employee.  The Company paid the settlement amount of $1.6 million to a claims-made reversionary fund on August 9, 2011, and such amount was recognized in sales and marketing expenses during the fiscal year ended February 1, 2011 and was included in accrued liabilities at February 1, 2011.  The Company recovered $0.5 million from the claims-made reversionary fund upon completion of the settlement distribution process, which was recognized as a reduction of sales and marketing expenses during the thirteen weeks ended July 31, 2012.

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of the currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Other than described below, there have been no material changes from the risk factors previously disclosed in “Part I. Item 1A. Risk Factors,” in the Fiscal 2011 Annual Report, which should be read together with the other risk factor and information disclosed elsewhere in this report, and our other reports filed with the SEC.

We may be responsible for theft and other liabilities at leased properties that we have vacated prior to the expiration of the lease term.

From time to time, we may vacate a leased facility prior to the expiration of the lease term.  Unless otherwise agreed by the landlord, we will continue to be responsible as the tenant under any such lease, which may include liability for any theft or other damage to the leased property.  Our current insurance policy does not cover our liability for theft or certain other damages at vacated properties, and we have not identified additional insurance policies at commercially reasonable rates that would cover this exposure.

Item 6. Exhibits.

(a) Exhibits: Reference is made to the Exhibit List filed as a part of this report beginning on page E-1. Each of such exhibits is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTRESS FIRM HOLDING CORP.

Date: September 12, 2012	By:	/s/ R. Stephen Stagner
R. Stephen Stagner
President and Chief Executive Officer (principal executive officer)

Date: September 12, 2012	By:	/s/ James R. Black
James R. Black
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT LIST

Exhibit
Number	Exhibit Title

10.1	Retailer Agreement between Mattress Firm, Inc. and Tempur-Pedic North America, LLC, effective May 23, 2012.

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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