Form 10-Q
period 2012-10-30
MATTRESS FIRM HOLDING CORP.
filed 2012-12-10
CIK 1419852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 30, 2012

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

As of December 6, 2012, 33,768,771 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

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

MATTRESS FIRM HOLDING CORP.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	January 31,	October 30,
	2012	2012
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,946	$10,855
Accounts receivable, net	18,607	28,187
Inventories	40,961	62,181
Deferred income taxes	12,574	6,357
Prepaid expenses and other current assets	12,054	15,715
Total current assets	132,142	123,295
Property and equipment, net	95,674	133,905
Intangible assets, net	84,795	91,206
Goodwill	291,141	345,423
Debt issue costs and other, net	9,729	10,839
Total assets	$613,481	$704,668

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$2,414	$6,953
Accounts payable	42,396	76,952
Accrued liabilities	31,780	41,447
Customer deposits	6,294	8,290
Total current liabilities	82,884	133,642
Long-term debt, net of current maturities	225,940	225,630
Deferred income taxes	31,045	25,840
Other noncurrent liabilities	49,353	61,367
Total liabilities	389,222	446,479
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 120,000,000 shares authorized; 33,768,828 shares issued and outstanding at January 31, 2012 and October 30, 2012	338	338
Additional paid-in capital	361,717	363,370
Accumulated deficit	(137,796)	(105,519)
Total stockholders’ equity	224,259	258,189
Total liabilities and stockholders’ equity	$613,481	$704,668

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	October 30,	November 1,	October 30,
	2011	2012	2011	2012
Net sales	$183,514	$277,259	$515,352	$749,091
Cost of sales	110,106	167,173	315,333	454,299
Gross profit from retail operations	73,408	110,086	200,019	294,792
Franchise fees and royalty income	1,329	1,490	3,401	4,022
	74,737	111,576	203,420	298,814
Operating expenses:
Sales and marketing expenses	41,420	67,475	122,134	183,167
General and administrative expenses	11,638	20,868	35,765	56,746
Loss on store closings and impairment of store assets	285	196	324	267
Total operating expenses	53,343	88,539	158,223	240,180
Income from operations	21,394	23,037	45,197	58,634
Other expense (income):
Interest income	(1)	—	(4)	(1)
Interest expense	8,530	2,097	25,479	6,386
Loss from debt extinguishment	—	—	1,873	—
	8,529	2,097	27,348	6,385
Income before income taxes	12,865	20,940	17,849	52,249
Income tax expense	551	8,484	870	19,972
Net income	$12,314	$12,456	$16,979	$32,277

Basic net income per common share	$0.55	$0.37	$0.76	$0.96
Diluted net income per common share	$0.55	$0.37	$0.76	$0.95

Basic weighted average shares outstanding	22,399,952	33,768,828	22,399,952	33,768,828
Diluted weighted average shares outstanding	22,399,952	33,867,508	22,399,952	33,885,162

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Thirty-Nine Weeks Ended
	November 1,	October 30,
	2011	2012
Cash flows from operating activities:
Net income	$16,979	$32,277
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	12,951	16,432
Interest expense accrued and paid-in-kind	18,872	—
Loan fee and other amortization	1,911	1,855
Loss from debt extinguishment	1,873	—
Deferred income tax expense	—	8,613
Stock-based compensation	58	1,653
Loss on store closings and impairment of store assets	324	267
Effects of changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(3,389)	(6,887)
Inventories	(8,136)	(15,219)
Prepaid expenses and other current assets	256	(647)
Other assets	(2,476)	(904)
Accounts payable	9,531	22,138
Accrued liabilities	4,780	1,837
Customer deposits	933	134
Other noncurrent liabilities	3,250	4,906
Net cash provided by operating activities	57,717	66,455
Cash flows from investing activities:
Purchases of property and equipment	(22,192)	(50,726)
Business acquisitions, net of cash acquired	(100)	(51,613)
Net cash used in investing activities	(22,292)	(102,339)
Cash flows from financing activities:
Proceeds from issuance of debt, including revolving facility borrowings	40,198	18,000
Principal payments of debt, including revolving facility repayments	(51,248)	(19,207)
Debt issuance costs	(1,273)	—
Net cash used in financing activities	(12,323)	(1,207)
Net increase (decrease) in cash and cash equivalents	23,102	(37,091)
Cash and cash equivalents, beginning of period	4,445	47,946
Cash and cash equivalents, end of period	$27,547	$10,855

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of January 31, 2012 and October 30, 2012, and the results of operations and cash flows for the periods presented. The Company’s historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and related notes for the fiscal year ended January 31, 2012, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on April 20, 2012 (as amended on May 30, 2012) (the “Fiscal 2011 Annual Report”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are more susceptible to change in the near term are the accruals for sales returns and exchanges, product warranty costs, impairments, vendor incentives, self-insured liabilities and store closing costs.

The Company’s fiscal year consists of 52 or 53 weeks ending on the Tuesday closest to January 31. Each of the fiscal years ended January 31, 2012 (“Fiscal 2011”) and ending January 29, 2013 (“Fiscal 2012”) consists of 52 weeks.

2. Business Acquisitions

On May 2, 2012, the Company completed the acquisition of all of the equity interests in MGHC Holding Corporation (“Mattress Giant”) for approximately $43.9 million. The closing was funded with existing cash reserves and $10 million of borrowings under the revolving portion of the 2007 Senior Credit Facility (as defined below). The acquisition added 181 mattress specialty retail stores in certain markets in Florida and Texas where the Company operated Mattress Firm stores at the time of the acquisition. The process of rebranding the acquired stores as Mattress Firm commenced immediately after the closing of the transaction with the conversion of in-store merchandising and computer systems and the addition of temporary signage.  Permanent rebranding, including renovations and the addition of permanent signage is expected to be complete by the end of Fiscal 2012.

On September 25, 2012, the Company acquired the leasehold interests, store assets, distribution center assets and related inventories, and assumed certain liabilities, of Mattress XPress, Inc. and Mattress XPress of Georgia, Inc. (collectively, “Mattress X-Press”) relating to the operation of 34 mattress specialty stores located in Florida and Georgia for a total purchase price of approximately $13.2 million, subject to customary post-closing purchase price adjustments. Mattress Xpress provided unsecured financing to the Company in the amount of approximately $7.8 million in connection with the purchase, which is payable over a term of one year in quarterly installments, including interest at 8%. Permanent rebranding, including renovations and the addition of permanent signage is expected to be complete by the end of Fiscal 2012.

The acquisitions increased the Company’s store locations and market share in markets in which the Company previously operated, which generally is expected to result in greater expense synergies and leverage over market-level costs, such as advertising and warehousing. The acquisitions resulted in $58.1 million of goodwill, of which $38.4 million will not be deductible for income tax purposes.

The allocation of the purchase price to the acquired assets and liabilities, based on management’s estimate of their fair values on the acquisition closing date, is as follows (amounts in thousands):

	Mattress Giant	Mattress X-Press (Preliminary)	Total
Accounts receivable	$2,667	$26	$2,693
Inventories	5,167	834	6,001
Prepaid expenses and other current assets	2,819	195	3,014
Property and equipment	3,043	884	3,927
Intangible assets	5,119	1,313	6,432
Goodwill	43,184	14,882	58,066
Deferred income tax asset	4,255	427	4,682
Other assets	640	413	1,053
Accounts payable	(12,896)	(4,522)	(17,418)
Accrued liabilities	(7,693)	(479)	(8,172)
Customer deposits	(1,559)	(304)	(1,863)
Notes payable	—	(163)	(163)
Other noncurrent liabilities	(820)	(667)	(1,487)
Fair value of consideration transferred	$43,926	$12,839	$56,765

Seller note issued	$—	$7,750	$7,750
Less: Pending purchase price adjustment for working capital settlement	––	(2,598)	(2,598)
Cash used in acquisitions, net of cash acquired	43,926	7,687	51,613
Fair value of consideration transferred	$43,926	$12,839	$56,765

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition is primarily due to the factors discussed above.

The net sales included in the Company’s consolidated statement of operations derived from the Mattress Giant and Mattress X-Press acquisitions from the respective acquisition dates to October 30, 2012 was $71.5 million and $1.6 million, respectively.

The following table presents the selected consolidated financial information of the Company on a pro forma basis, assuming that the Mattress Giant acquisition had occurred as of February 2, 2011. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisition and are expected to have a continuing impact on the consolidated results. These items include adjustments to record incremental depreciation and amortization expense related to the increase in fair value of the acquired assets.

The unaudited financial information set forth below has been compiled from the historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the date indicated or that may be achieved in the future (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	October 30,	November 1,	October 30,
	2011	2012	2011	2012

Net sales	$218,092	$277,259	$614,364	$780,916
Net income	11,994	12,456	18,600	33,756
Diluted net income per common share	$0.54	$0.37	$0.83	$1.00

Acquisition-related costs for U.S. GAAP purposes are costs the acquirer incurs to effect a business combination, including advisory, legal, accounting, valuation, and other professional or consulting fees. The Company incurred a total of $0.6 million and $2.4 million of acquisition-related costs for the thirteen and thirty-nine weeks ended October 30, 2012, respectively, related to the acquisitions discussed above.

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

	January 31, 2012		October 30, 2012
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
2007 Senior Credit Facility	$223.0	$228.3	$226.9	$227.3

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

	Net Book
	Value as of	Fair Value Measurements			Fiscal 2011
	January 31, 2012	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan	$882	$—	$882	$—	$—
Property and equipment requiring impairment	$246	$—	$—	$246	$134

	Net Book
	Value as of	Fair Value Measurements
	October 30, 2012	Level 1	Level 2	Level 3
Nonqualified deferred compensation plan	$1,095	$—	$1,095	$—

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

The test for goodwill impairment involves a qualitative evaluation as to whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying value using an assessment of relevant events and circumstances. If any reporting unit is concluded to be more likely impaired than not the following steps are performed for such reporting unit: (1) comparing the fair value of a reporting unit with the carrying value of its net assets and (2) if the carrying value exceeds fair value, the fair value of goodwill is compared with the respective carrying value and an impairment loss is recognized in the amount of the excess. An estimated fair value of the enterprise, which is allocated to each reporting unit for goodwill impairment purposes, would be derived by a combination of an income approach and a market approach, which incorporates both management’s views and those of the market. The income approach provides an estimated fair value based on the Company’s anticipated cash flows that are discounted using a weighted average cost of capital rate. The market approach provides an estimated fair value based on multiples of operating results to enterprise value of comparable publicly-traded entities that are applied to the Company’s historical operating results. The estimated fair values computed using the income approach and the market approach are then weighted and combined into a single fair value. The primary assumptions used in the income approach are estimated cash flows and weighted average cost of capital. Estimated cash flows are primarily based on projected revenues, operating costs and capital expenditures and are discounted using a weighted average cost of capital.

The circumstances which impact the valuation of goodwill could also be an indicator of impairment of trade names or trademarks, as could changes in legal circumstances, marketing plans or customer demand. In conjunction with our evaluation of goodwill, the Company also evaluated the carrying value of non-amortizing trade names and trademarks using the relief from royalty method, which values the intangible asset by estimating the savings achieved by ownership as compared to licensing the intangible assets from an independent owner. The Company did not recognize any impairment losses during the thirteen or thirty-nine weeks ended November 1, 2011 or October 30, 2012.

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

The Company recognized $20.0 million of income tax expense for the thirty-nine weeks ended October 30, 2012, compared to $0.9 million of income tax expense for the thirty-nine weeks ended November 1, 2011. The effective tax rate was 38.2% for the thirty-nine weeks ended October 30, 2012, compared to 4.9% for the thirty-nine weeks ended November 1, 2011, and differs primarily due to the fact that the Company had a full valuation allowance recorded against its deferred tax assets during the first thirty-nine weeks of 2011. The effective tax rate of 38.2% for the current period differs from the federal statutory rate of 35.0% primarily due to state income taxes.

The Company files income tax returns in U.S. federal and state jurisdictions. As of October 30, 2012, open tax years in federal and some state jurisdictions date back to October 2002 due to the taxing authorities’ ability to adjust operating loss carryforwards. As of January 31, 2012, the Company had net operating loss carryforwards of $37.2 million expiring in various years through fiscal year 2019.

The Company has established a cumulative liability for unrecognized tax benefits of $0.4 million as of October 30, 2012. Management does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next twelve months. Management had not accrued any interest on these unrecognized tax benefits as of October 30, 2012.

6. Reportable Segments

The Company’s operations consist primarily of the retail sale of mattresses and bedding-related products in various metropolitan areas in the United States through company-operated and franchisee-operated mattress specialty stores that operate under the name Mattress Firm. The Company also generates sales through its website and special events directed primarily at customers who reside in the metropolitan markets in which company-operated stores are located. The Company’s chief operating decision maker reviews the aggregated results of company-operated stores at the metropolitan market level, including market-level cost data, consisting primarily of advertising, warehousing and overhead expenses that are directly incurred, managed and reported at the market level. Management focuses on improving the profitability at the market level and, therefore, each company-operated metropolitan market is an operating segment. The company-operated market, website and special events business segments are aggregated into a single reportable segment (“retail segment”) as a result of the similar nature of the products sold and other similar economic characteristics that are expected to continue into future periods. Furthermore, the Company generates franchise fees and royalty income from the operation of franchisee-operated Mattress Firm stores in metropolitan markets in which the Company does not operate. Franchise operations are a separate reportable segment, for which the results of operations, as viewed by management, are fully represented by the franchise fees and royalty income reported on the face of the statements of operations because costs associated with the franchise business are not distinguished from other cost data viewed by management. The Company’s assets are used primarily in the operation of its retail segment and the assets directly attributed to the franchise operations are not separately disclosed because they are not material.

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

The following table represents the components of the Company’s total net sales (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	October 30,	November 1,	October 30,
	2011	2012	2011	2012
Specialty mattresses	$86,014	$144,777	$225,096	$378,704
Conventional mattresses	81,955	109,335	245,149	307,178
Furniture and accessories	11,606	17,916	33,806	49,169
Total product sales	179,575	272,028	504,051	735,051
Delivery service revenues	3,939	5,231	11,301	14,040
Total net sales	$183,514	$277,259	$515,352	$749,091

Prior-year components of the Company’s total net sales have been reclassified between specialty mattresses and conventional mattresses in a manner consistent with the current-year presentation.

7. Earnings Per Share

The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	October 31,	November 1,	October 31,
	2011	2012	2011	2012
Basic weighted average shares outstanding	22,399,952	33,768,828	22,399,952	33,768,828
Effect of dilutive securities:
Stock options	—	93,907	—	113,592
Restricted shares	—	4,773	—	2,742
Diluted weighted average shares outstanding	22,399,952	33,867,508	22,399,952	33,885,162

One-half of the stock options granted to the Company’s employees are subject to a five-year time-based vesting schedule, while the remaining one-half of the stock options are subject to a four-year market-based vesting schedule, with such vesting based on specified stock price increase targets, as set forth in the option award agreement evidencing the grant of such stock options. The Company includes market-based stock option awards in the dilutive potential common shares when they become contingently issuable and exclude the awards when they are not contingently issuable. Diluted weighted average shares outstanding for both the thirteen and thirty-nine weeks ended October 30, 2012 excludes stock options for the purchase of 303,008 shares of common stock as the applicable vesting criteria were not satisfied as of October 30, 2012. Diluted net income per common share for both the thirteen and thirty-nine weeks ended October 30, 2012 excludes stock options for the purchase of 105,148 shares of common stock as their inclusion would be anti-dilutive.

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

9. Related Party Transactions

Management Fees

During the thirteen and thirty-nine weeks ended November 1, 2011, the Company incurred management fees and other direct expenses from affiliates of its majority owners. Such fees and expenses were billed by an affiliate of J.W. Childs Associates, L.P. Management fees and other direct expenses included in the results of operations were $0.1 million and $0.3 million for the thirteen and thirty-nine weeks ended November 1, 2011, respectively. On November 23, 2011, the management agreement was terminated in connection with the Company’s initial public offering.

2009 Loan Facility, PIK Notes and Convertible Notes

As discussed in Notes 5 and 12 in the Fiscal 2011 Annual Report, prior to the completion of the Company’s initial public offering on November 23, 2011, the Company owed certain indebtedness under the loan facility between Mattress Intermediate Holdings, Inc., the Company’s direct subsidiary, and a group of lenders maturing in January 2015 (the “2009 Loan Facility”), 12% payment-in-kind investor notes maturing at various times from October 24, 2012 through March 15, 2015 (“PIK Notes”) and 12% convertible notes due July 18, 2016 (“Convertible Notes”) to parties that owned equity interests in Mattress Holdings, LLC and certain affiliates of those equity investors. A portion of the balances outstanding under these debt instruments was paid off with proceeds from the Company’s initial public offering, and the remaining portion was converted into shares of the Company’s common stock in connection with the closing of the initial public offering.  The aggregate amount of debt paid and debt converted into equity on November 23, 2011 totaled $188.0 million, including interest accrued thereon.  Under the respective terms of these debt instruments, interest payments on the 2009 Loan Facility, PIK Notes and Convertible Notes were not made in cash, but were instead made by adding the interest to the respective outstanding principal balances.  Interest expense incurred under these debt instruments totaled $6.5 million and $19.4 million for the thirteen and thirty-nine weeks ended November 1, 2011, respectively.

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

In July 2012, the FASB issued new guidance which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired, and in some cases, bypass the two-step impairment test. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption of the new guidance is permitted. The Company adopted this guidance effective August 1, 2012 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

11. Subsequent Events

Effective November 5, 2012, Mattress Holding Corp., an indirect subsidiary of the Company, entered into an amendment and restatement of the 2007 Senior Credit Facility. The amendment, among other things, (a) increased the revolving loan commitment from $35 million to $100 million, (b) extended the maturity date of the revolving loan by two years to January 2015, (c) extended the maturity date of outstanding term loans having an aggregate principal amount of $200 million by two years to January 2016, (d) increased the interest rate applicable to amounts outstanding under the extended term loans and revolving loans by 1.25%, (e) increased the amount of permitted capital expenditures to $80 million on an annual basis, beginning with capital expenditures incurred during Fiscal 2012, and (f) increased the maximum cumulative amount that Mattress Holding Corp. and its subsidiary guarantors may spend through the extended maturity date.  The Company incurred fees in connection with the restatement and amendment of approximately $1.5 million.

On November 9, 2012, the Company entered into an agreement to acquire the leasehold interests, store assets, distribution center assets and related inventories, and assume certain liabilities, of Factory Mattress & Water Bed Outlet of Charlotte, Inc. (“Mattress Source”) relating to the operation of 28 mattress specialty stores located in North Carolina and South Carolina for a total purchase price of approximately $11.2 million, subject to customary adjustments. The closing of the purchase is expected to occur in the fourth fiscal quarter of 2012 and remains subject to the prior satisfaction of customary closing conditions. The Company intends to rebrand the stores as Mattress Firm subsequent to the closing of the transaction.

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

Executive Summary

Net sales during the thirteen weeks and thirty-nine weeks ended October 30, 2012 improved $93.8 million and $233.7 million, respectively, from the comparable prior year levels as a result of comparable-store sales growth and the addition of new and acquired store units. Net income and other profitability measures improved during both the thirteen and thirty-nine weeks ended October 30, 2012. The improvements resulted from the net sales growth and our ability to gain leverage on certain costs through increasing sales per store, which was partially offset by increases in spending in certain expense categories during such periods. Such expenses included advertising and general and administrative expenses. Key results for the thirteen and thirty-nine weeks ended October 30, 2012 include:

•                  Net income increased $0.2 million to $12.5 million for the thirteen weeks ended October 30, 2012, compared with net income of $12.3 million for the prior year period. Net income increased $15.3 million to $32.3 million for the thirty-nine weeks ended October 30, 2012, compared with $17.0 million for the prior year period.

•                  Net sales increased $93.8 million, or 51.1%, to $277.3 million for the thirteen weeks ended October 30, 2012, compared to $183.5 million for the prior year period. Comparable-store sales increased 6.6% during the thirteen weeks ended October 30, 2012. Net sales increased $233.7 million, or 45.4%, to $749.1 million for the thirty-nine weeks ended October 30, 2012 compared to $515.4 million for the prior year period. Comparable-store sales increased 8.8% during the thirty-nine weeks ended October 30, 2012.

•                  Income from operations for the thirteen weeks ended October 30, 2012 was $23.0 million. Excluding $5.0 million of acquisition-related and secondary offering costs, adjusted income from operations was $28.0 million, and adjusted operating margin during the thirteen weeks decreased 160 basis points from 11.7% in 2011 to 10.1% in 2012. This operating margin decrease for the thirteen weeks ended October 30, 2012 on an adjusted basis (excluding acquisition-related and secondary offering costs) is comprised of a 10 basis-point decline in gross profit margin and a 40 basis-point improvement in general and administrative expense leverage, offset by a 180 basis-point decrease in sales and marketing expense leverage and 10 basis-points of operating margin deleveraging in other categories. Income from operations for the thirty-nine weeks ended October 30, 2012 was $58.6 million. Excluding $12.0 million of acquisition-related and secondary offering costs, adjusted income from operations was $70.6 million, and adjusted operating margin during the thirty-nine weeks improved 60 basis points from 8.8% in 2011 to 9.4% in 2012. This operating margin growth for the thirty-nine weeks ended October 30, 2012 on an adjusted basis (excluding acquisition-related and secondary offering costs) is comprised of a 80 basis-point improvement in gross profit margin and a 70 basis-point improvement in general and administrative expense leverage, offset by a 80 basis-point decrease in sales and marketing expense and 10 basis-points of operating margin deleveraging in other categories. Acquisition-related costs for purposes of management’s discussion and analysis, which are included in the results of operations, consists of the acquisition-related costs as defined under U.S. GAAP, including advisory, legal, accounting, valuation, and other professional or consulting fees and, in addition, costs of integrating store and warehouse operations and corporate functions that are not expected to recur in future periods, related to the Mattress Giant and Mattress Xpress acquisitions. See “Reported to Adjusted Statements of Operations Data” below for a reconciliation of net income as reported to adjusted net income.

•                  Adjusted EBITDA increased $7.8 million to $35.1 million for the thirteen weeks ended October 30, 2012, compared with $27.3 million for the prior year period. Adjusted EBITDA as a percentage of sales decreased to 12.6% during the thirteen weeks ended October 30, 2012, compared with 14.9% for the prior year period. Adjusted EBITDA increased $28.1 million to $90.1 million for the thirty-nine weeks ended October 30, 2012 compared with $61.9 million for the prior year period. Adjusted EBITDA as a percentage of sales decreased remained flat at 12.0% during the thirty-nine weeks ended October 30, 2012, compared with the prior year period. See “Adjusted EBITDA to Net Income Reconciliation” below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

•                  The components of the net sales increase were as follows (amounts in millions):

	Increase (decrease) in net sales
	Thirteen Weeks	Thirty-Nine
	Ended	Weeks Ended
	October 30,	October 30,
	2012	2012
Comparable-store sales	$12.0	$44.8
New stores	33.9	93.8
Acquired stores	49.9	101.3
Closed stores	(2.0)	(6.2)
	$93.8	$233.7

•                  The composition of net sales by major category of product and services were as follows (amounts in millions):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 1,	% of	October 30,	% of	November 1,	% of	October 30,	% of
	2011	Total	2012	Total	2011	Total	2012	Total
Specialty mattresses	$86.0	46.9%	$144.8	52.2%	$225.1	43.7%	$378.7	50.6%
Conventional mattresses	82.0	44.7%	109.3	39.4%	245.1	47.6%	307.2	41.0%
Furniture and accessories	11.6	6.3%	17.9	6.5%	33.8	6.6%	49.2	6.6%
Total product sales	179.6	97.9%	272.0	98.1%	504.0	97.8%	735.1	98.1%
Delivery service revenues	3.9	2.1%	5.3	1.9%	11.4	2.2%	14.0	1.9%
Total net sales	$183.5	100.0%	$277.3	100.0%	$515.4	100.0%	$749.1	100.0%

Prior-year components of the total net sales have been reclassified between specialty mattresses and conventional mattresses in a manner consistent with the current-year presentation.

•                  The activity with respect to the number of company-operated store units was as follows:

	Thirteen Weeks	Thirty-Nine
	Ended	Weeks Ended
	October 30,	October 30,
	2012	2012
Store units, beginning of period	957	729
New stores	31	88
Acquired stores	34	215
Closed stores	(11)	(21)
Store units, end of period	1,011	1,011

•                  Operating cash flows were $36.4 million and $66.5 million during the thirteen weeks and thirty-nine weeks ended October 30, 2012, respectively, which, in addition to existing cash reserves, were the primary funding source for capital expenditures and debt principal payment requirements.

•                  On May 2, 2012, we completed the acquisition of the equity interests in MGHC Holding Corporation (“Mattress Giant”) for approximately $43.9 million. The closing was funded with existing cash reserves and $10 million of temporary borrowings under the revolving portion of the 2007 Senior Credit Facility (as defined below).

On September 25, 2012, we acquired the leasehold interests, store assets, distribution center assets and related inventories, and assumed certain liabilities, of Mattress XPress, Inc. and Mattress XPress of Georgia, Inc. (collectively, “Mattress X-Press”) for approximately $13.2 million, subject to customary post-closing purchase price adjustments. Mattress X-Press provided unsecured financing to the Company in the amount of approximately $7.8 million in connection with the purchase, which is payable over a term of one year in quarterly installments, including interest at 8%.

The acquisitions are expected to advance our market-level profitability model that is centered on the benefits of increasing our “relative market share” in a given market. We believe that the incremental sales and store-level contribution attributable to the acquired stores will support our ability to increase the advertising spend in each of the markets, which is expected to drive sales increases in both the acquired and existing stores. This strategy is expected to provide sales increases, greater leverage over market-level costs and improved market-level profitability.

•                  We intend to rebrand approximately 20 additional stores to Mattress Firm during the first quarter of fiscal 2013 that were acquired in December 2010 and are currently operated under the name Mattress Discounters. A noncash impairment charge will be recorded in the fiscal fourth quarter of $2.1 million, before income tax benefit, related to the Mattress Discounters intangible trade name asset.

•                  We ended the thirty-nine weeks ended October 30, 2012 with no outstanding borrowings, and total borrowing capacity of $34.0 million, under the revolving credit line portion of the credit agreement among our indirectly owned subsidiary Mattress Holding Corp. (“Mattress Holding”), certain lenders, and UBS Securities LLC, as sole arranger and bookrunner and a lender (the “2007 Senior Credit Facility”). Effective May 22, 2012, we increased our revolver capacity under the 2007 Senior Credit Facility by $10 million to $35 million with no change in interest rate or other terms. Effective November 5, 2012, we increased our revolver capacity under the 2007 Senior Credit Facility by $65 million to $100 million and extended the maturity date of the revolver by two years to January 2015.

•                  Effective November 5, 2012, we entered into an amendment and restatement of the 2007 Senior Credit Facility. The amendment, among other things, (a) increased the revolving loan commitment from $35 million to $100 million, (b) extended the maturity date of the revolving loan by two years to January 2015, (c) extended the maturity date of outstanding term loans having an aggregate principal amount of $200 million by two years to January 2016, (d) increased the interest rate applicable to amounts outstanding under the extended term loans and revolving loans by 1.25%, (e) increased the amount of permitted capital expenditures to $80 million on an annual basis, beginning with capital expenditures incurred during Fiscal 2012, and (f) increased the maximum cumulative amount that Mattress Holding Corp. and its subsidiary guarantors may spend through the extended maturity date.  The Company incurred fees in connection with the restatement and amendment of approximately $1.5 million.

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

Comparable-store sales includes new stores beginning in the thirteenth full month of operation. Acquired stores are included in the comparable-store sales calculation beginning in the first month following the one-year anniversary date of the acquisition. The comparable-store sales calculation includes sales related to our e-commerce and other comparable sales channels. New stores that are relocated within a two mile radius of a closed store are included in the comparable-store sales calculation beginning with the first full month of operations by measuring the growth in revenue against the prior year sales of the closed store. Stores that are closed, other than relocated stores, are removed from the comparable-store sales calculation in the month of closing. Comparable-store sales during fiscal years that are comprised of 53 weeks exclude sales for the fifty-third week of the year.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	October 30,	November 1,	October 30,
	2011	2012	2011	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of sales	60.0%	60.3%	61.2%	60.6%
Gross profit from retail operations	40.0%	39.7%	38.8%	39.4%
Franchise fees and royalty income	0.7%	0.5%	0.7%	0.5%
	40.7%	40.2%	39.5%	39.9%
Sales and marketing expenses	22.6%	24.3%	23.7%	24.5%
General and administrative expenses	6.3%	7.5%	6.9%	7.6%
Loss on store closings and impairment of store assets	0.2%	0.1%	0.1%	0.0%
Income from operations	11.7%	8.3%	8.8%	7.8%
Other expense, net	4.6%	0.8%	5.3%	0.9%
Income before income taxes	7.0%	7.6%	3.5%	7.0%
Income tax expense	0.3%	3.1%	0.2%	2.7%
Net income	6.7%	4.5%	3.3%	4.3%

Due to rounding totals may not equal the sum of the line items in the table above.

Thirteen Weeks Ended October 30, 2012 Compared to Thirteen Weeks Ended November 1, 2011

Net sales. Net sales increased $93.8 million, or 51.1%, to $277.3 million for the thirteen weeks ended October 30, 2012, compared to $183.5 million for the thirteen weeks ended November 1, 2011. The components of the net sales increase were as follows (amounts in millions):

Increase (decrease) in net sales
Thirteen Weeks
Ended
October 30,
2012
Comparable-store sales	$12.0
New stores	33.9
Acquired stores	49.9
Closed stores	(2.0)
$93.8

The increase in comparable-store net sales represents a 6.6% comparable-store sales increase, which was primarily the result of an increase in the number of customer transactions. The increase in our net sales from new stores was the result of 129 new stores opened at various times during the twelve fiscal periods ended October 30, 2012, including 31 stores opened during the thirteen-week period ended October 30, 2012, prior to their inclusion in the comparable-store sales calculation beginning with the thirteenth full fiscal period of operations. The increase in net sales for acquired stores was the result of the acquisition of 55 stores in November 2011, 181 stores in May 2012 and 34 stores in September 2012. We closed 28 stores during the twelve fiscal periods ended October 30, 2012, including 11 stores during the thirteen-week period ended October 30, 2012, and the reduction in sales during the thirteen-week period ended October 30, 2012 from these closings totaled $2.0 million. We operated 1,011 stores at October 30, 2012, compared with 640 stores at November 1, 2011.

Cost of sales. Cost of sales increased $57.1 million, or 51.8%, to $167.2 million during the thirteen weeks ended October 30, 2012, compared to $110.1 million for the thirteen weeks ended November 1, 2011. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales increased to 60.3% for the thirteen weeks ended October 30, 2012, as compared to 60.0% for the thirteen weeks ended November 1, 2011.

Product costs increased by $33.2 million, or 46.9%, to $104.0 million for the thirteen weeks ended October 30, 2012, compared with $70.8 million for the thirteen weeks ended November 1, 2011. Product costs as a percentage of sales decreased to 37.5% for the thirteen weeks ended October 30, 2012 from 38.6% for the thirteen weeks ended November 1, 2011. The increase in the amount of product costs is the result of the corresponding increase in net sales. The decrease of this expense as a percentage of net sales for the thirteen weeks ended October 30, 2012 is primarily the result of an increase in the mix of products with lower product costs and improvement in vendor incentive terms with certain vendors.

Store and warehouse occupancy costs, consisting primarily of lease-related costs of rented facilities, increased $13.6 million, or 59.8%, to $36.2 million during the thirteen weeks ended October 30, 2012, compared to $22.6 million for the thirteen weeks ended November 1, 2011. Store and warehouse occupancy costs as a percentage of net sales increased to 13.1% during the thirteen weeks ended October 30, 2012, compared to 12.3% in the thirteen weeks ended November 1, 2011. The increase in the amount of expense during the thirteen weeks ended October 30, 2012 was mainly attributable to the increase in the number of stores we operated and the commencement of warehouse operations in a number of new markets. The increase of expense as a percentage of net sales during the thirteen weeks ended October 30, 2012 was primarily attributable to the acquisition of Mattress Giant stores in November 2011 and May 2012 and Mattress X-Press stores in September 2012 with lower store occupancy expense leverage as a result of average sales per store that were lower than the Company average.

Depreciation expense of leasehold improvement and other fixed assets used in stores and warehouse operations increased $1.9 million, or 51.1%, to $5.7 million, for the thirteen weeks ended October 30, 2012, compared to $3.8 million for the thirteen weeks ended November 1, 2011. The increase in expense was primarily attributable to the increase in the number of stores we operated during the thirteen weeks ended October 30, 2012, as compared with the prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $8.4 million, or 65.4%, to $21.3 million, for the thirteen weeks ended October 30, 2012, compared to $12.9 million for the thirteen weeks ended November 1, 2011, primarily as a result of the increase in net sales and in the number of stores we operated during the thirteen weeks ended October 30, 2012, as compared with the prior year period. Other cost of sales includes $0.5 million of acquisition-related costs related to Mattress Giant and Mattress X-Press.

Gross profit from retail operations. As a result of the foregoing, gross profit from retail operations increased $36.7 million, or 50.0%, to $110.1 million, during the thirteen weeks ended October 30, 2012, compared with $73.4 million during the thirteen weeks ended November 1, 2011. Gross profit from retail operations as a percentage of net sales decreased to 39.7% for the thirteen weeks ended October 30, 2012, compared to 40.0% for the thirteen weeks ended November 1, 2011.

Franchise fees and royalty income. Franchise fees and royalty income increased $0.2 million, or 12.7%, to $1.5 million for the thirteen weeks ended October 30, 2012, compared to $1.3 million during the thirteen weeks ended November 1, 2011. The increase in income was attributable to a $0.3 million increase in royalty income, which was mainly due to increases in sales for franchise stores as compared with the prior year period due to new stores and comparable-store sales increases, which was partially offset by a $0.1 million decrease in initial fees. Our franchisees operated 160 stores at October 30, 2012.

Sales and marketing expenses. Sales and marketing expenses increased $26.1 million, or 62.9%, to $67.5 million for the thirteen weeks ended October 30, 2012, compared to $41.4 million for the thirteen weeks ended November 1, 2011. Sales and marketing expense as a percentage of net sales increased to 24.3% for the thirteen weeks ended October 30, 2012, compared to 22.6% for the thirteen weeks ended November 1, 2011. The components of sales and marketing expenses are explained below.

Advertising expense increased $9.3 million, or 67.0%, to $23.0 million for the thirteen weeks ended October 30, 2012, from $13.7 million for the thirteen weeks ended November 1, 2011. Advertising expense as a percentage of net sales increased to 8.3% for the thirteen weeks ended October 30, 2012, compared to 7.5% for the thirteen weeks ended November 1, 2011. The increase in the amount of advertising spending was mainly attributable to our efforts to increase the number of customers shopping in our stores and, to a lesser extent, to the increase in the number of markets in which we operate as a result of new store growth and acquisitions. We expect to maintain or increase advertising expense as a percentage of sales if we continue to experience sales per store and comparable-store sales growth and gain expense leverage in other operating expense areas. We receive funds from time to time from certain vendors to advertise their products that are recognized as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $2.1 million for the thirteen weeks ended October 30, 2012, compared with $1.4 million for the thirteen weeks ended November 1, 2011.

Other sales and marketing expenses, consisting mainly of salesman compensation costs and, to a lesser extent, costs incurred to accept payments from our customers, including credit card and third party finance fees, increased $16.8 million, or 60.8%, to $44.5 million for the thirteen weeks ended October 30, 2012, compared to $27.7 million for the thirteen weeks ended November 1, 2011, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales increased to 16.1% for the thirteen weeks ended October 30, 2012, compared to 15.1% for the thirteen weeks ended November 1, 2011. The increase reflects higher staffing levels that have occurred in connection with the recent acquisitions and lower productivity of the recent large number of new sales associates.

General and administrative expenses. General and administrative expenses increased $9.2 million, or 79.4%, to $20.9 million for the thirteen weeks ended October 30, 2012, compared to $11.7 million for the thirteen weeks ended November 1, 2011. General and administrative expenses as a percentage of net sales, increased to 7.5% for the thirteen weeks ended October 30, 2012, compared to 6.3% for the thirteen weeks ended November 1, 2011. General and administrative expenses increased primarily as a result of our growth, including a $4.8 million increase in wages and benefits resulting from employee additions to our corporate office, $2.5 million of acquisition-related costs related to the Mattress Giant and Mattress X-Press acquisitions and $1.9 million of costs borne by the Company in connection with a secondary offering of shares of common stock by certain of the Company’s stockholders, which was completed in October 2012. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

Other expense, net. Other expense, net, for both periods consists primarily of interest expense. Interest expense decreased $6.4 million, or 75.4%, to $2.1 million for the thirteen weeks ended October 30, 2012, compared to $8.5 million during the thirteen weeks ended November 1, 2011, primarily as a result of the repayment of related-party debt in conjunction with the initial public offering in November 2011.

Income tax (benefit) expense. We recognized $8.5 million of income tax expense for the thirteen weeks ended October 30, 2012, compared to $0.6 million of income tax expense for the thirteen weeks ended November 1, 2011. The effective tax rate was 40.5% for the thirteen weeks ended October 30, 2012, compared to 4.3% for the thirteen weeks ended November 1, 2011, and differs primarily due to the fact that we had a full valuation allowance recorded against our deferred tax assets during the thirteen weeks ended November 1, 2011.

Net income (loss). As a result of the foregoing, our net income was $12.5 million for the thirteen weeks ended October 30, 2012 compared to $12.3 million for the thirteen weeks ended November 1, 2011.

Thirty-Nine Weeks Ended October 30, 2012 Compared to Thirty-Nine Weeks Ended November 1, 2011

Net sales. Net sales increased $233.7 million, or 45.4%, to $749.1 million for the thirty-nine weeks ended October 30, 2012, compared to $515.4 million for the thirty-nine weeks ended November 1, 2011. The components of the net sales increase were as follows (amounts in millions):

Increase (decrease) in net sales
Thirty-Nine
Weeks Ended
October 30,
2012
Comparable-store sales	$44.8
New stores	93.8
Acquired stores	101.3
Closed stores	(6.2)
$233.7

The increase in comparable-store net sales represents a 8.8% comparable-store sales increase, which was primarily the result of an increase in the number of customer transactions. The increase in our net sales from new stores was the result of 129 new stores opened at various times during the twelve fiscal periods ended October 30, 2012, including 88 stores opened during the thirty-nine-week period ended October 30, 2012, prior to their inclusion in the comparable-store sales calculation beginning with the thirteenth full fiscal period of operations. The expected increase in net sales for acquired stores was the result of the acquisition of 55 stores in November 2011, 181 stores in May 2012 and 34 stores in September 2012. We closed

28 stores during the twelve fiscal periods ended October 30, 2012, including 21 stores during the thirty-nine-week period ended October 30, 2012, and the reduction in sales during the thirty-nine-week period ended October 30, 2012 from these closings totaled $6.2 million. We operated 1,011 stores at October 30, 2012, compared with 640 stores at November 1, 2011.

Cost of sales. Cost of sales increased $139.0 million, or 44.1%, to $454.3 million during the thirty-nine weeks ended October 30, 2012, compared to $315.3 million for the thirty-nine weeks ended November 1, 2011. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales decreased to 60.7% for the thirty-nine weeks ended October 30, 2012, as compared to 61.2% for the thirty-nine weeks ended November 1, 2011.

Product costs increased by $82.8 million, or 41.3%, to $283.5 million for the thirty-nine weeks ended October 30, 2012, compared with $200.7 million for the thirty-nine weeks ended November 1, 2011. Product costs as a percentage of sales decreased to 37.8% for the thirty-nine weeks ended October 30, 2012 from 38.9% for the thirty-nine weeks ended November 1, 2011. The increase in the amount of product costs is the result of the corresponding increase in net sales. The decrease of this expense as a percentage of net sales for the thirty-nine weeks ended October 30, 2012 is primarily the result of an increase in the mix of products with lower product costs and improvement in vendor incentive terms with certain vendors.

Store and warehouse occupancy costs, consisting primarily of lease-related costs of rented facilities, increased $31.2 million, or 46.2%, to $98.6 million during the thirty-nine weeks ended October 30, 2012, compared to $67.4 million for the thirty-nine weeks ended November 1, 2011. Store and warehouse occupancy costs as a percentage of net sales increased to 13.2% during the thirty-nine weeks ended October 30, 2012, compared to 13.1% in the thirty-nine weeks ended November 1, 2011. The increase in the amount of expense during the thirty-nine weeks ended October 30, 2012 was mainly attributable to the increase in the number of stores we operated and the commencement of warehouse operations in a number of new markets. The increase of expense as a percentage of net sales during the thirty-nine weeks ended October 30, 2012 was primarily attributable to the acquisition of Mattress Giant stores in November 2011 and May 2012 and Mattress X-Press stores in September 2012 with lower store occupancy expense leverage as a result of average sales per store that were lower than the Company average.

Depreciation expense of leasehold improvement and other fixed assets used in stores and warehouse operations increased $3.4 million, or 28.9%, to $15.0 million, for the thirty-nine weeks ended October 30, 2012, compared to $11.6 million for the thirty-nine weeks ended November 1, 2011. The increase in expense was primarily attributable to the increase in the number of stores we operated during the thirty-nine weeks ended October 30, 2012, as compared with the prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $21.6 million, or 60.8%, to $57.2 million, for the thirty-nine weeks ended October 30, 2012, compared to $35.6 million for the thirty-nine weeks ended November 1, 2011, primarily as a result of the increase in net sales and in the number of stores we operated during the thirty-nine weeks ended October 30, 2012, as compared with the prior year period. Other cost of sales includes $1.9 million of acquisition-related costs related to Mattress Giant and Mattress X-Press.

Gross profit from retail operations. As a result of the foregoing, gross profit from retail operations increased $94.8 million, or 47.4%, to $294.8 million, during the thirty-nine weeks ended October 30, 2012, compared with $200.0 million during the thirty-nine weeks ended November 1, 2011. Gross profit from retail operations as a percentage of net sales, increased to 39.4% for the thirty-nine weeks ended October 30, 2012, compared to 38.8% for the thirty-nine weeks ended November 1, 2011.

Franchise fees and royalty income. Franchise fees and royalty income increased $0.6 million, or 18.5%, to $4.0 million for the thirty-nine weeks ended October 30, 2012, compared to $3.4 million during the thirty-nine weeks ended November 1, 2011. The increase in income was attributable to a $0.9 million increase in royalty income, which was mainly due to increases in sales for franchise stores as compared with the prior year period due to new stores and comparable-store sales increases, which was partially offset by a $0.3 million decrease in initial fees, resulting from a decrease in the number of new franchisee stores opened during the thirty-nine weeks ended October 30, 2012 as compared with the prior year period. Our franchisees operated 160 stores at October 30, 2012.

Sales and marketing expenses. Sales and marketing expenses increased $61.0 million, or 50.0%, to $183.1 million for the thirty-nine weeks ended October 30, 2012, compared to $122.1 million for the thirty-nine weeks ended November 1, 2011. Sales and marketing expense as a percentage of net sales increased to 24.5% for the thirty-nine weeks ended October 30, 2012, compared to 23.7% for the thirty-nine weeks ended November 1, 2011. The components of sales and marketing expenses are explained below.

Advertising expense increased $21.5 million, or 48.3%, to $65.9 million for the thirty-nine weeks ended October 30, 2012, from $44.4 million for the thirty-nine weeks ended November 1, 2011. Advertising expense as a percentage of net sales increased to 8.8% for the thirty-nine weeks ended October 30, 2012, compared to 8.6% for the thirty-nine weeks ended November 1, 2011. The increase in the amount of advertising spending was mainly attributable to our efforts to increase the number of customers shopping in our stores and, to a lesser extent, to the increase in the number of markets in which we operate as a result of new store growth and acquisitions. We expect to maintain or increase advertising expense as a percentage of sales if we continue to experience sales per store and comparable-store sales growth and gain expense leverage in other operating expense areas. We receive funds from time to time from certain vendors to advertise their products that are recognized as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $4.5 million for the thirty-nine weeks ended October 30, 2012, compared with $2.9 million for the thirty-nine weeks ended November 1, 2011.

Other sales and marketing expenses, consisting mainly of salesman compensation costs and, to a lesser extent, costs incurred to accept payments from our customers, including credit card and third party finance fees, increased $39.5 million, or 50.9%, to $117.2 million for the thirty-nine weeks ended October 30, 2012, compared to $77.7 million for the thirty-nine weeks ended November 1, 2011, primarily as a result of the increase in net sales during the period due to an increase in the number of operating stores. Other sales and marketing expenses as a percentage of net sales increased to 15.7% for the thirty-nine weeks ended October 30, 2012, compared to 15.1% for the thirty-nine weeks ended November 1, 2011. The increase reflects higher staffing levels that have occurred in connection with the recent acquisitions and lower productivity of the recent large number of new sales associates.

General and administrative expenses. General and administrative expenses increased $21.0 million, or 58.7%, to $56.7 million for the thirty-nine weeks ended October 30, 2012, compared to $35.7 million for the thirty-nine weeks ended November 1, 2011. General and administrative expenses as a percentage of net sales, increased to 7.6% for the thirty-nine weeks ended October 30, 2012, compared to 6.9% for the thirty-nine weeks ended November 1, 2011. General and administrative expenses increased primarily as a result of our growth, including a $9.5 million increase in wages and benefits resulting from employee additions to our corporate office, $8.2 million of acquisition-related costs related to the Mattress Giant and Mattress X-Press acquisitions, $1.9 million of costs borne by the Company in connection with a secondary offering of shares of common stock by certain of the Company’s stockholders, which was completed in October 2012, and an aggregate increase of $1.4 million in various other general and administrative expense categories. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

Other expense, net. Other expense, net, for both periods consists primarily of interest expense. Interest expense decreased $20.9 million, or 76.7%, to $6.4 million for the thirty-nine weeks ended October 30, 2012, compared to $27.3 million during the thirty-nine weeks ended November 1, 2011, primarily as a result of the repayment of related-party debt in conjunction with the initial public offering in November 2011. The thirty-nine weeks ended November 1, 2011 also includes a $1.9 million loss from debt extinguishment related to the repayment of related-party debt.

Income tax (benefit) expense. We recognized $20.0 million of income tax expense for the thirty-nine weeks ended October 30, 2012, compared to $0.9 million of income tax expense for the thirty-nine weeks ended November 1, 2011. The effective tax rate was 38.2% for the thirty-nine weeks ended October 30, 2012, compared to 4.9% for the thirty-nine weeks ended November 1, 2011, and differs primarily due to the fact that we had a full valuation allowance recorded against our deferred tax assets during the thirty-nine weeks ended November 1, 2011.

Our estimated full year effective tax rate for fiscal 2012, before discrete period adjustments, is approximately 38.9%, which is above the federal statutory rate of 35.0% primarily due to state income taxes.

Net income (loss). As a result of the foregoing, our net income was $32.3 million for the thirty-nine weeks ended October 30, 2012 compared to $17.0 million for the thirty-nine weeks ended November 1, 2011.

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

Liquidity and Capital Resources

As of October 30, 2012, we had cash and cash equivalents of $10.9 million compared with $27.5 million as of November 1, 2011. The following table summarizes our cash flows (amounts in thousands):

	Thirty-Nine Weeks Ended
	November 1,	October 30,
	2011	2012
Total cash provided by (used in):
Operating activities	$57,717	$66,455
Investing activities	(22,292)	(102,339)
Financing activities	(12,323)	(1,207)
Net increase (decrease) in cash and cash equivalents	23,102	(37,091)
Cash and cash equivalents, beginning of period	4,445	47,946
Cash and cash equivalents, end of period	$27,547	$10,855

Net cash provided by operating activities was $66.4 million for the thirty-nine weeks ended October 30, 2012, compared to cash provided of $57.7 million for the thirty-nine weeks ended November 1, 2011. The $8.7 million increase in cash flows from operating activities was primarily due to the following differences as compared to the prior year :

•                  $15.3 million improvement in our net income for the thirty-nine weeks ended October 30, 2012, offset by elements of the increase that are related to non-cash expense included in net income of the prior year, including:

•                  $18.9 million of non-cash paid-in-kind interest related to debt repaid and debt converted into shares of our common stock in connection with the initial public offering in November 2011, and

•                  $1.9 million of non-cash loss from debt extinguishment;

•                  Decrease to fund $7.1 million increase in inventory related to new and acquired stores and warehouses in new markets;

•                  Increase of $12.6 million related to the timing of cash requirements for accounts payable payments;

•                  Increase of $8.6 million in non-cash deferred tax expense; and

•                  Increase of $0.1 million due to other changes in operating assets and liabilities.

Net cash used in investing activities was $102.3 million for the thirty-nine weeks ended October 30, 2012, compared to net cash used of $22.3 million for the thirty-nine weeks ended November 1, 2011. The $80.0 million increase in cash flows from investing activities was primarily due to the May 2012 Mattress Giant acquisition and the September 2012 Mattress X-Press acquisition for approximately $43.9 million and $7.7 million, respectively. Capital expenditures increased $28.5 million for the thirty-nine weeks ended October 30, 2012. The increase in capital expenditures reflected new store openings, renovations of the stores acquired in November 2011 and May 2012 from Mattress Giant and in September 2012 from Mattress X-Press, and the ongoing design and implementation of our new enterprise resource planning system. The renovations of Mattress Giant stores acquired in November 2011 were substantially completed during the thirty-nine weeks ended October 30, 2012 and resulted in $3.4 million in capital expenditures. The renovations of Mattress Giant stores acquired in May 2012 and of Mattress X-Press stores acquired in September 2012, expected to be substantially complete by the end of fiscal 2012, resulted in $12.4 million and $0.2 million, respectively, in capital expenditures in the thirty-nine weeks ended October 30, 2012. We expect to incur additional capital expenditures of approximately $2.7 million in completing the renovation of the acquired Mattress Giant and Mattress X-Press stores.

Our financing cash flows consist of proceeds from the issuance of debt, borrowings, and repayments for scheduled debt service payments, and prepayments of other debt. Net cash used in financing activities was $1.2 million for the thirty-nine weeks ended October 30, 2012, compared to cash used of $12.3 million for the thirty-nine weeks ended November 1, 2011. The $11.1 million decrease was the result of a reduction in debt repayments primarily as a result of the repayment of related-party debt in conjunction with the initial public offering in November 2011.

Covenant Compliance

The 2007 Senior Credit Facility requires us to comply on a quarterly basis with financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  These financial covenants are measured using, among other things, Adjusted EBITDA of Mattress Holding and its subsidiaries, as adjusted to include pro forma results of acquisitions.  Prior to its amendment in November 2012 as described below, the 2007 Senior Credit Facility limited the permitted capital expenditures of Mattress Holding and its subsidiaries to $40 million for fiscal 2012.  The interest rate for borrowings under the 2007 Senior Credit Facility was a LIBOR-based rate with a margin spread of 225 to 275 basis points depending upon the maintenance of certain ratios. At October 30, 2012, the interest rate was 2.47%.

On November 5, 2012, Mattress Holding Corp., an indirect subsidiary of ours, entered into a Restatement Amendment dated November 5, 2012, among Mattress Holding Corp., as borrower, Mattress Holdco, Inc., certain subsidiary guarantors party thereto and UBS AG, Stamford Branch, as administrative agent.  The Restatement Amendment (a) amended and restated that certain Credit Agreement dated as of January 18, 2007, as amended and restated as of February 16, 2007, as further amended by that certain Amendment No. 1 thereto dated June 28, 2011 and that certain Revolver Increase Joinder dated May 1, 2012 (as so amended, the “Second Amended and Restated Credit Agreement”) and (b) provided for certain fees to be paid to lenders under the Credit Agreement in connection with such lenders’ agreement to consent to the amendment and restatement of the Credit Agreement and extension of loans thereunder.

The Second Amended and Restated Credit Agreement, effective as of November 5, 2012, among other things, (a) increased the revolving loan commitment from $35 million to $100 million, (b) extended the maturity date of the revolving loan by two years to January 2015, (c) extended the maturity date of outstanding term loans having an aggregate principal amount of $200 million by two years to January 2016, (d) increased the interest rate applicable to amounts outstanding under the extended term loans, (e) increased the amount of permitted capital expenditures to $80 million on an annual basis, and (f) increased the maximum amount we and our subsidiary guarantors may spend in respect of acquisitions to $200 million. At October 30, 2012, there were no outstanding revolver borrowings under the 2007 Senior Credit Facility. There were standby letters of credit outstanding in the amount of $1.0 million and additional borrowings available of $34.0 million.

For more information about the restrictive covenants imposed on us by the 2007 Senior Credit Facility, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 filed with the SEC on April 20, 2012 (as amended on May 30, 2012) (referred to herein as the “Fiscal 2011 Annual Report”). The debt instruments governing the indebtedness under the loan facility between Mattress Intermediate Holdings, Inc., our direct subsidiary, and a group of lenders maturing in January 2015, 12% payment-in-kind investor notes maturing at various times from October 24, 2012 through March 19, 2015 and 12% convertible notes due July 18, 2016 did not contain any financial covenants.  Such debt instruments were terminated following repayment in full or conversion into our common stock of all indebtedness outstanding thereunder in connection with our initial public offering.

We were in compliance with all of the covenants required under the 2007 Senior Credit Facility and our other indebtedness as of October 30, 2012. We believe that we will be able to maintain compliance with the various covenants required under our debt facilities for the next twelve months without amending any of the credit facilities or requesting waivers from the lenders that are party to the agreements.

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

In July 2012, the FASB issued new guidance which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired, and in some cases, bypass the two-step impairment test. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption of the new guidance is permitted. The Company adopted this guidance effective August 1, 2012 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplemental measure. The following table contains a reconciliation of our net income determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA for the periods indicated (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	October 30,	November 1,	October 30,
	2011	2012	2011	2012
Net income	$12,314	$12,456	$16,979	$32,277
Income tax expense	551	8,484	870	19,972
Interest income	(1)	—	(4)	(1)
Interest expense	8,530	2,097	25,479	6,386
Depreciation and amortization	4,234	6,257	12,951	16,432
Intangible assets and other amortization	439	(215)	1,254	972
EBITDA	26,067	29,079	57,529	76,038
Loss on store closings and impairment of store assets	285	196	324	267
Loss from debt extinguishment	—	—	1,873	—
Financial sponsor fees and expenses	102	12	294	63
Stock-based compensation	19	651	58	1,653
Secondary offering costs	—	1,935	—	1,935
Vendor new store funds(a)	473	304	773	937
Acquisition related expenses(b)	70	3,025	178	10,074
Other (various)(c)	242	(132)	924	(896)
Adjusted EBITDA	$27,258	$35,070	$61,953	$90,071

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

Reported to Adjusted Statements of Operations Data

(In thousands, except share and per share amounts)

The following table provides a reconciliation of our “As Adjusted” statements of operations data for the thirteen and thirty-nine weeks ended October 30, 2012 with the most directly comparable financial measures in our “As Reported,” or GAAP statements of operations data.  The as adjusted data excludes costs of integrating store and warehouse operations and corporate functions that are not expected to recur in future periods related to the Mattress Giant and Mattress X-Press acquisitions, as well as other costs relating to the acquisitions and costs borne by us in connection with a secondary offering of shares of common stock by certain of our stockholders completed in October 2012, including advisory, legal, accounting, valuation, and other professional or consulting fees.  We believe that these non-GAAP financial measures provide meaningful supplemental information for investors and analysts regarding the performance of our business and facilitate a meaningful evaluation of our financial results.  Our management uses these and other non-GAAP financial measures, including Adjusted EBITDA, in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter.  However, we are providing our as adjusted data as a supplement to our financial measures calculated in accordance with GAAP, and such as adjusted data should not be considered a substitute for, or preferable to, as reported, or GAAP financial data.

	Thirteen Weeks Ended
	November 1, 2011	October 30, 2012
			Acquisition-	Secondary
			Related	Offering
	As Reported	As Reported	Costs (1)	Costs (2)	As Adjusted
Income from operations	$21,394	$23,037	$3,025	$1,935	$27,997
Other expense, net	8,529	2,097	—	—	2,097
Income before income taxes	12,865	20,940	3,025	1,935	25,900
Income tax expense (3)	551	8,484	1,175	492	10,151
Net income	$12,314	$12,456	$1,850	$1,443	$15,749

Basic net income per common share *	$0.55	$0.37	$0.05	$0.04	$0.47
Diluted net income per common share *	$0.55	$0.37	$0.05	$0.04	$0.47

Basic weighted average shares outstanding	22,399,952	33,768,828	33,768,828	33,768,828	33,768,828
Diluted weighted average shares outstanding	22,399,952	33,867,508	33,867,508	33,867,508	33,867,508

	Thirty-Nine Weeks Ended
	November 1, 2011	October 30, 2012
			Acquisition-	Secondary
			Related	Offering
	As Reported	As Reported	Costs (1)	Costs (2)	As Adjusted
Income from operations	$45,197	$58,634	$10,074	$1,935	$70,643
Other expense, net	27,348	6,385	—	—	6,385
Income before income taxes	17,849	52,249	10,074	1,935	64,258
Income tax expense (3)	870	19,972	3,395	492	23,859
Net income	$16,979	$32,277	$6,679	$1,443	$40,399

Basic net income per common share *	$0.76	$0.96	$0.20	$0.04	$1.20
Diluted net income per common share *	$0.76	$0.95	$0.20	$0.04	$1.19

Basic weighted average shares outstanding	22,399,952	33,768,828	33,768,828	33,768,828	33,768,828
Diluted weighted average shares outstanding	22,399,952	33,885,162	33,885,162	33,885,162	33,885,162

* Due to rounding to the nearest cent per diluted share, totals may not equal the sum of the line items in the table above.

(1) In April 2012, we announced the signing of an agreement for all of the equity interests of MGHC Holding Corporation (“Mattress Giant”), including 181 specialty retail stores. The acquisition closed on May 2, 2012. In September 2012, we announced the signing of an agreement for the acquisition of the leasehold interests, store assets, distribution center assets and related inventories, and assumption of certain liabilities, of Mattress XPress, Inc. and Mattress XPress of Georgia, Inc. (collectively, “Mattress X-Press”), including 34 mattress specialty retail stores. The acquisition closed on September 25, 2012.  Acquisition-related costs, consisting of direct transaction costs and integration costs, are included in the results of operations as incurred. During the thirteen and thirty-nine weeks ended October 30, 2012, we incurred $3.0 million and $10.1 million of acquisition-related costs, respectively.

(2) Reflects $1.9 million of costs borne by us in connection with a secondary offering of shares of common stock by certain of our selling stockholders which was completed in October 2012.

(3) Reflects effective income tax rate of 38.9% and an additional $0.3 million in foregone tax benefits on certain acquisition-related costs considered nondeductible.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the interest rate risk and inflation risk discussed in “— Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the Fiscal 2011 Annual Report.

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

Changes in Internal Control

During the thirteen weeks ended October 30, 2012, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

Part II.
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of the currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Other than described below, there have been no material changes from the risk factors previously disclosed in “Part I. Item 1A. Risk Factors,” in the Fiscal 2011 Annual Report and our other reports filed with the SEC (including our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012).

Item 6. Exhibits.

(a) Exhibits: Reference is made to the Exhibit List filed as a part of this report beginning on page E-1. Each of such exhibits is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTRESS FIRM HOLDING CORP.

Date: December 10, 2012	By:	/s/ R. Stephen Stagner
R. Stephen Stagner
President and Chief Executive Officer (principal executive officer)

Date: December 10, 2012	By:	/s/ James R. Black
James R. Black
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT LIST

Exhibit
Number	Exhibit Title

2.1

Asset Purchase Agreement dated September 4, 2012, by and among Mattress Firm, Inc., as buyer, Mattress XPress, Inc., Mattress XPress of Georgia, Inc., Steven Milesic and Steve Lytell. (incorporated by reference to Exhibit 2.1 to Mattress Firm Holding Corp.’s Current Report on Form 8-K (File No. 001-35354) filed September 6, 2012).

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