Form 10-Q
period 2013-04-30
MATTRESS FIRM HOLDING CORP.
filed 2013-06-06
CIK 1419852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)   YES ☐  NO ☒

As of June 4, 2013, 33,844,140 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ materially from the results expressed or implied by these forward-looking statements are set forth under “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013 (the “Fiscal 2012 Annual Report”) and any additional risk factors identified in our other filings with the SEC. All forward-looking statements in this Quarterly Report on Form 10-Q are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise.

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

•                  risks related to our stock; and

•                  other factors discussed in “Item 1A. Risk Factors” of Part I of the Fiscal 2012 Annual Report, elsewhere in this report and in our other filings with the SEC.

MATTRESS FIRM HOLDING CORP.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	January 29,	April 30,
	2013	2013
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,556	$1,645
Accounts receivable, net	26,246	30,831
Inventories	63,228	71,738
Deferred income tax asset	3,710	3,755
Prepaid expenses and other current assets	18,855	19,897
Total current assets	126,595	127,866
Property and equipment, net	144,612	152,711
Intangible assets, net	82,479	82,345
Goodwill	358,978	358,671
Debt issue costs and other, net	12,015	11,778
Total assets	$724,679	$733,371

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$33,930	$31,505
Accounts payable	64,642	74,708
Accrued liabilities	41,106	35,685
Customer deposits	8,012	8,733
Total current liabilities	147,690	150,631
Long-term debt, net of current maturities	219,069	206,061
Deferred income tax liability	26,800	27,527
Other noncurrent liabilities	63,624	67,782
Total liabilities	457,183	452,001

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.01 par value; 120,000,000 shares authorized; 33,795,630 and 33,844,140 shares issued and outstanding at January 29,2013 and April 30, 2013, respectively	338	338
Additional paid-in capital	365,083	366,948
Accumulated deficit	(97,925)	(85,916)
Total stockholders’ equity	267,496	281,370
Total liabilities and stockholders’ equity	$724,679	$733,371

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Thirteen Weeks Ended
	May 1,	April 30,
	2012	2013
Net sales	$209,814	$275,957
Cost of sales	127,272	171,515
Gross profit from retail operations	82,542	104,442
Franchise fees and royalty income	1,205	1,249
	83,747	105,691
Operating expenses:
Sales and marketing expenses	49,128	63,731
General and administrative expenses	16,630	19,169
Loss on store closings and impairment of store assets	17	261
Total operating expenses	65,775	83,161
Income from operations	17,972	22,530
Other expense (income):
Interest income	(1)	(2)
Interest expense	2,075	2,849
	2,074	2,847
Income before income taxes	15,898	19,683
Income tax expense	6,162	7,674
Net income	$9,736	$12,009

Basic net income per common share	$0.29	$0.36
Diluted net income per common share	$0.29	$0.35

Basic weighted average shares outstanding	33,768,828	33,812,123
Diluted weighted average shares outstanding	33,925,923	33,952,684

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	May 1,	April 30,
	2012	2013
Cash flows from operating activities:
Net income	$9,736	$12,009
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	4,704	6,210
Loan fee and other amortization	586	503
Deferred income tax expense	2,293	712
Stock-based compensation	509	887
Loss on store closings and impairment of store assets	17	261
Effects of changes in operating assets and liabilities:
Accounts receivable	3,212	(4,585)
Inventories	(6,018)	(8,510)
Prepaid expenses and other current assets	(864)	(1,042)
Other assets	(151)	187
Accounts payable	1,113	10,066
Accrued liabilities	118	(5,421)
Customer deposits	551	721
Other noncurrent liabilities	2,324	3,965
Net cash provided by operating activities	18,130	15,963
Cash flows from investing activities:
Purchases of property and equipment	(13,854)	(14,377)
Net cash used in investing activities	(13,854)	(14,377)
Cash flows from financing activities:
Proceeds from issuance of debt	—	3,000
Principal payments of debt	(600)	(18,476)
Proceeds from exercise of common stock options	—	862
Excess tax benefits associated with stock-based awards	—	117
Net cash used in financing activities	(600)	(14,497)
Net increase (decrease) in cash and cash equivalents	3,676	(12,911)
Cash and cash equivalents, beginning of period	47,946	14,556
Cash and cash equivalents, end of period	$51,622	$1,645

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business and Basis of Presentation

Mattress Firm Holding Corp., through its wholly owned subsidiaries, is engaged in the retail sale of mattresses and bedding-related products in various metropolitan markets in the United States through company-operated and franchisee-owned mattress specialty stores that operate primarily under the name Mattress Firm®. Mattress Firm Holding Corp. and its wholly owned subsidiaries are referred to collectively as the “Company” or “Mattress Firm.”

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”), and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of January 29, 2013 and April 30, 2013, and the results of operations and cash flows for the periods presented. The Company’s historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and related notes for the fiscal year ended January 29, 2013, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2013 (the “Fiscal 2012 Annual Report”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of (i) assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are more susceptible to change in the near term are the accruals for sales returns and exchanges, product warranty costs, asset impairments, vendor incentives, self-insured liabilities and store closing costs.

The Company is in the process of implementing a new computer system that provides sales tracking, inventory management, financial reporting and warehouse management capabilities (“new ERP system”) to enhance functionality and to support the Company’s growth strategy.  The new ERP system utilizes the weighted average cost flow method for determining inventory cost (“Weighed Average”) and, as the new ERP system is rolled out across the Company’s markets, will replace the First-In, First-Out cost flow method (“FIFO”) utilized by our legacy system.  The Weighted Average and FIFO methods are allowable under generally accepted accounting principles. The Financial Accounting Standards Board (“FASB”) has issued guidance that when there are two allowable alternative accounting principles, a company must determine which one is preferable.  The adoption of the Weighted Average method is considered preferable by the Company since it aligns with the functionality of the new ERP system. Consistent with FASB requirements, if a change in accounting principle is determined to be preferable, the change shall be reported through respective application to the financial statements of all prior periods, unless the effects are not material.  The Company determined that the effects of adopting the Weighed Average method are not material to its financial statements.  This determination is supported by certain inherent characteristics of the Company’s business, including the ability to hold low inventories relative to sales levels, the relatively short life cycles of most mattress products and the infrequency of vendor price changes during the life cycle of the majority of products that are carried.  Therefore, the change in accounting principle has not been retrospectively applied to prior periods.

The Company’s fiscal year consists of 52 or 53 weeks ending on the Tuesday closest to January 31. Each of the fiscal years ended January 29, 2013 (“Fiscal 2012”) and ending January 28, 2014 (“Fiscal 2013”) consists of 52 weeks.

2. Fair Value of Financial Instruments

The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term maturity of these instruments.

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The FASB has issued guidance on the definition of fair value, the framework for using fair value to measure assets and liabilities, and disclosure about fair value measurements. The guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers include:

•                  Level 1:  Defined as observable inputs such as quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•                  Level 2:  Defined as pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.

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

	Net Book Value as of
	January 29,	Fair Value Measurements			Fiscal 2012
	2013	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan	$1,138	$—	$1,138	$—	$—
Goodwill requiring impairment review	$40,543	$—	$—	$40,543	$—
Intangible assets requiring impairment review	$786	$—	$—	$786	$2,100
Property and equipment requiring impairment review	$—	$—	$—	$—	$156

	Net Book Value as of April 30,	Fair Value Measurements
	2013	Level 1	Level 2	Level 3
Nonqualified deferred compensation plan	$1,181	$—	$1,181	$—

The significant Level 3 unobservable inputs used in the fair value measurement of the Company’s goodwill, intangible assets, and property and equipment, if required by impairment tests applicable to these assets, are (i) the weighted average cost of capital (“WACC”), (ii) the royalty rate related to intangible trade names and (iii) EBITDA multiples. Significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the royalty rate inputs in isolation would result in a significantly higher (lower) fair value measurement.  Significant increases (decreases) in the EBITDA multiple in isolation would result in a significantly higher (lower) fair value measurement. Fair value measurements may be determined by independent third parties.

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table is not intended to be all-inclusive, but rather provides a summary of the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 assets in which impairment testing was performed as of January 29, 2013:

	Significant Unobservable	Unobservable
Valuation Technique	Inputs	Input Range
Goodwill Impairment Testing
Income approach	Weighted average cost of capital	15.0% - 20.0%
Market approach	EBITDA multiple	3.5x - 9.0x

Intangible Asset Impairment Testing
Income approach	Weighted average cost of capital	15.5%-17.5%

Income approach	Royalty rate	0.5%-1.5%

Property and Equipment Impairment Testing
Income approach	Weighted average cost of capital	12.5%-14.5%

The table below summarizes the estimated fair values and respective carrying values of the Company’s credit facility (the “2012 Senior Credit Facility”), as of January 29, 2013 and April 30, 2013 (in millions):

	January 29, 2013		April 30, 2013
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Senior Credit Facility - Term Loans	$226.3	$226.7	$225.7	$225.6

The fair value of the 2012 Senior Credit Facility term loans was estimated based on the ask and bid prices quoted from an external source. The carrying amounts of other debt instruments at fixed rates approximated their respective fair values due to the comparability of interest rates for the same or similar issues that are available.

3. Goodwill and Intangible Assets

Assets acquired and liabilities assumed in a business acquisition are recorded at fair value on the date of the acquisition. Purchase consideration in excess of the aggregate fair value of acquired net assets is allocated to identifiable intangible assets, to the extent of their fair value, and any remaining excess purchase consideration is allocated to goodwill. The total amount of goodwill arising from an acquisition may be assigned to one or more reporting units in situations where the acquired business consists of specialty mattress retail operations in multiple metropolitan markets or when other reporting units are expected to benefit from synergies of the combination. The method of assigning goodwill to reporting units is applied in a consistent manner and may involve estimates and assumptions.

The Company tests goodwill and other indefinite lived intangible assets for impairment annually or when events and circumstances indicate that the carrying value of these assets may exceed their current fair values. The Company assigns the carrying value of these intangible assets to its “reporting units” and applies the test for goodwill at the reporting unit level. A reporting unit is defined as an operating segment or one level below a segment (a “component”) if the component is a business and discrete information is prepared and reviewed regularly by segment management. Each of the Company’s metropolitan markets is an operating

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

segment. The store unit components that comprise each operating segment are aggregated into a reporting unit on the basis that all stores have similar economic characteristics. All of the Company’s goodwill is allocated to its metropolitan market reporting units for impairment testing. The test for goodwill impairment involves a qualitative evaluation as to whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying value using an assessment of relevant events and circumstances. If any reporting unit is concluded to be more likely impaired than not the following steps are performed for such reporting unit: (i) comparing the fair value of a reporting unit with the carrying value of its net assets and (ii) if the carrying value exceeds fair value, the fair value of goodwill is compared with the respective carrying value and an impairment loss is recognized in the amount of the excess.

The impairment test for indefinite lived assets consists of a comparison of the fair value of the asset against its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the asset establishes the new accounting basis. The Company determines the fair value of intangible trade names by utilizing the “relief from royalty method”, a specific discounted cash flow approach that estimates value by royalties saved from owning the respective name rather than having to license it from another party.

The Company did not recognize any impairment losses related to goodwill or intangible assets for the thirteen weeks ended April 30, 2013 and May 1, 2012.

4. Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include such events as changes in estimates due to the finalization of tax returns, tax audit settlements, tax law changes, and increases or decreases in valuation allowances related to prior year estimates. The determination of the consolidated provision for income taxes, deferred tax assets and liabilities and related valuation allowance requires management to make judgments and estimates. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income.

The Company recognized $7.7 million of income tax expense for the thirteen weeks ended April 30, 2013, compared to $6.2 million of income tax expense for the thirteen weeks ended May 1, 2012. The effective tax rate was 39.0% for the thirteen weeks ended April 30, 2013, compared to 38.8% for the thirteen weeks ended May 1, 2012. The effective tax rate of 39.0% for the current period differs from the federal statutory rate of 35.0% primarily due to state income taxes.

The Company and its subsidiaries are included in a consolidated income tax return in the U.S. federal jurisdiction and file separate income tax returns in several states. As of April 30, 2013, open tax years in federal and some state jurisdictions date back to October 2002 due to the taxing authorities’ ability to adjust operating loss carryforwards. There are currently no income tax examinations on the Company or its subsidiaries in any jurisdiction.

As of January 29, 2013, the Company had approximately $12.0 million of net operating loss carryforwards that begin expiring in fiscal 2029, if not utilized to offset future taxable income. These net operating loss carryforwards arose from the acquisition of MGHC Holding Corporation (“Mattress Giant”) during fiscal 2012, and after application of Section 382 of the Internal Revenue Code of 1986, as amended, are limited to an average use of $2.7 million per year over the next five years.

The Company has established a cumulative liability for unrecognized tax benefits of $0.4 million as of April 30, 2013 and January 29, 2013. Management does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next twelve months. Management accrued less than $0.1 million of interest on these unrecognized tax benefits as of April 30, 2013.

5. Reportable Segments

The Company’s operations consist primarily of the retail sale of mattresses and bedding-related products in various metropolitan areas in the United States through company-operated and franchisee-operated mattress specialty stores that operate under the name Mattress Firm®. The Company also generates sales through its website and special events primarily through customers who reside in the metropolitan markets in which company-operated stores are located. The Company’s management reviews the aggregated results of company-operated stores at the metropolitan market level, including market-level cost data, consisting primarily of advertising, warehousing and overhead expenses that are directly incurred, managed and reported at the market

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

level. Management focuses on improving the profitability at the market level and, therefore, each company-operated metropolitan market is an operating segment. The company-operated market, website and special events business segments are aggregated into a single reportable segment (“retail segment”) as a result of the similar nature of the products sold and other similar economic characteristics that are expected to continue into future periods. Furthermore, the Company generates franchise fees and royalty income from the operation of franchisee-operated Mattress Firm®  stores in metropolitan markets in which the Company does not operate. Franchise operations are a separate reportable segment, for which the results of operations, as viewed by management, are fully represented by the franchise fees and royalty income reported on the face of the statements of operations because costs associated with the franchise business are not distinguished from other cost data viewed by management. The Company’s assets are used primarily in the operation of its retail segment and the assets directly attributed to the franchise operations are not separately disclosed because they are not material.

The Company’s total net sales are generated from three major categories of products, consisting of (i) specialty mattresses which utilize materials other than steel-coil innersprings, (ii) conventional mattresses which utilize steel-coil innersprings, and (iii) furniture and accessories which include headboards and footboards, bed frames, mattress pads and pillows. In addition to product sales, total net sales also includes delivery service revenues for merchandise sold to customers.

The following table represents the components of the Company’s total net sales (amounts in thousands):

	Thirteen Weeks Ended
	May 1,	April 30,
	2012	2013
Specialty mattresses	$106,299	$129,808
Conventional mattresses	85,470	121,592
Furniture and accessories	14,058	19,164
Total product sales	205,827	270,564
Delivery service revenues	3,987	5,393
Total net sales	$209,814	$275,957

Prior-year components of the Company’s total net sales have been reclassified between specialty mattresses and conventional mattresses in a manner consistent with the current fiscal year presentation.

6. Earnings Per Share

Basic net income per common share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, adjusted to reflect potentially dilutive securities using the treasury stock method for stock option awards. Diluted net income per common share adjusts basic net income per common share for the effects of stock options and other potentially dilutive financial instruments only in the periods in which such effect is dilutive.

The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per share calculations:

	Thirteen Weeks Ended
	May 1,	April 30,
	2012	2013
Basic weighted average shares outstanding	33,768,828	33,812,123
Effect of dilutive securities:
Stock options	156,385	116,396
Restricted shares	710	24,165
Diluted weighted average shares outstanding	33,925,923	33,952,684

Diluted net income per common share for the thirteen weeks ended April 30, 2013, excludes stock options for the purchase of 245,148 shares of common stock as their inclusion would be anti-dilutive.

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

A portion of the stock options granted to the Company’s employees are subject to a five-year time-based vesting schedule, while the remaining stock options are subject to a four-year market-based vesting schedule, with such vesting based on specified stock price increase targets, as set forth in the option award agreement evidencing the grant of such stock options. The Company includes market-based stock option awards in the dilutive potential common shares when they become contingently issuable and exclude the awards when they are not contingently issuable. Diluted weighted average shares outstanding for the thirteen weeks ended May 1, 2012 and April 30, 2013 excludes stock options for the purchase of 152,979 and 268,302 shares of common stock, respectively, as the applicable vesting criteria were not satisfied as of May 1, 2012 and April 30, 2013, respectively.

7. Commitments and Contingencies

The Company conducts the majority of its operations from leased store and warehouse facilities pursuant to non-cancellable operating lease agreements with initial terms ranging from 1 to 15 years. Certain leases include renewal options generally ranging from 1 to 5 years and contain certain rent escalation clauses. Most leases require the Company to pay its proportionate share of the property tax, insurance and maintenance expenses of the property. Certain leases provide for contingent rentals based on sales volumes. Incremental rent expense resulting from such arrangements are accrued for those stores expected to surpass the sales threshold subject to their respective lease agreements.

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

Unless the context otherwise requires, the terms “Mattress Firm®,” “our company,” “the Company,” “we,” “us,” “our” and the like refer to Mattress Firm Holding Corp. and its consolidated subsidiaries. Unless otherwise indicated, (i) the term “our stores” refers to our company-operated stores and our franchised stores; and (ii) when used in relation to our company, the terms “market” and “markets” refer to the metropolitan statistical area or an aggregation of the metropolitan statistical areas in which we or our franchisees operate.

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Tuesday closest to January 31. Each fiscal year is described by the period of the calendar year that comprises the majority of the fiscal year period. For example, the fiscal year ending January 28, 2014 is described as “fiscal 2013.” Fiscal 2013 contains 52 weeks.

Executive Summary

Net sales during the thirteen weeks ended April 30, 2013 improved $66.2 million from the comparable prior year levels as a result of the addition of new and acquired store units, offset by a decline in comparable-store sales. We believe that our net sales growth is outpacing our competitors in most of the markets in which we operate and is resulting in increased market share. Net income and other profitability measures improved during the thirteen weeks ended April 30, 2013, as a result of the net sales growth and our ability to gain leverage on certain costs. These improvements were partially offset by (i) increases in spending in certain expense categories, including sales and marketing expenses during the period primarily to increase sales, (ii) deleverage over store occupancy and other constant recurring costs due to the decline in comparable-store sales, and (iii) temporary deleverage in store occupancy and other operating expenses related to acquisitions of stores with sales productivity levels that, while improving, remain below the levels of our existing store base. Key results for the thirteen weeks ended April 30, 2013 include:

•                  Net income increased $2.3 million to $12.0 million for the thirteen weeks ended April 30, 2013, compared to $9.7 million for the comparable prior year period.

•                  Income from operations for the thirteen weeks ended April 30, 2013 was $22.5 million. Excluding $1.3 million of acquisition-related and enterprise resource planning (“ERP”) system implementation costs, adjusted income from operations was $23.8 million, and adjusted operating margin during the thirteen weeks decreased 50 basis points from 9.1% in 2012 to 8.6% in 2013. This operating margin decrease for the thirteen weeks ended April 30, 2013 on an adjusted basis (excluding acquisition-related and ERP system implementation costs) is comprised of a 140 basis-point decline in gross profit margin offset by an 80 basis-point improvement in general and administrative expense leverage, and a 30 basis-point improvement in sales and marketing expense leverage, and a 20 basis-point decline in other categories. Acquisition-related costs for purposes of management’s discussion and analysis, which are included in the results of operations, consist of the acquisition-related costs as defined under U.S. GAAP, including advisory, legal, accounting, valuation, and other professional or consulting fees and, in addition, costs of integrating store and warehouse operations and corporate functions that are not expected to recur in future periods. ERP system implementation costs, which are included in the results of operations, consist primarily of training-related costs, related to the roll-out of the Microsoft Dynamics AX for Retail ERP system. (Adjusted income from operations is not a performance measure under U.S. GAAP. See “Reconciliation of Reported (GAAP) to Adjusted Statements of Operations Data” below for a reconciliation of net income as reported to adjusted net income.)

•                  Net sales increased $66.2 million, or 31.5%, to $276.0 million for the thirteen weeks ended April 30, 2013, compared to $209.8 million for the comparable prior year period. Comparable-store sales decreased 5.2% during the thirteen weeks ended April 30, 2013.

The components of the net sales increase for the thirteen weeks ended April 30, 2013 as compared to the thirteen weeks ended May 1, 2012 were as follows (in millions):

Increase (decrease) in net sales
Comparable-store sales	$(10.8)
New stores	28.9
Acquired stores	50.3
Closed stores	(2.2)
$66.2

The components of net sales by major category of product and services were as follows (in millions):

	Thirteen Weeks Ended
	May 1,	% of	April 30,	% of
	2012	Total	2013	Total
Specialty mattresses	$106.3	50.7%	$129.8	47.0%
Conventional mattresses	85.5	40.7%	121.6	44.0%
Furniture and accessories	14.0	6.7%	19.2	7.0%
Total product sales	205.8	98.1%	270.6	98.0%
Delivery service revenues	4.0	1.9%	5.4	2.0%
Total net sales	$209.8	100.0%	$276.0	100.0%

Comparable prior period components of the total net sales have been reclassified between specialty mattresses and conventional mattresses in a manner consistent with the current-year presentation.

•                  Adjusted EBITDA increased $6.8 million to $32.2 million for the thirteen weeks ended April 30, 2013, compared with $25.4 million for the comparable prior year period. Adjusted EBITDA as a percentage of net sales decreased to 11.7% during the thirteen weeks ended April 30, 2013, compared with 12.1% for the comparable prior year period as a result of deleverage in store occupancy and other primarily fixed expenses related to the decrease in comparable-store sales and to acquisitions of stores with sales productivity levels that, while improving, remain below the levels of our existing store base. See “Adjusted EBITDA to Net Income Reconciliation” below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

•                  New and acquired stores, net of stores closed, added $77.0 million in net sales during the thirteen weeks ended April 30, 2013. The activity with respect to the number of company operated store units was as follows:

Thirteen Weeks
Ended
April 30,
2013
Store units, beginning of period	1,057
New stores	46
Closed stores	(7)
Store units, end of period	1,096

•                  Operating cash flows were $16.0 million during the thirteen weeks ended April 30, 2013, which were a primary funding source for capital expenditures and debt principal payments.

•                  At April 30, 2013, there was $8.0 million outstanding in revolver borrowings, $1.4 million outstanding standby letters of credit, and additional borrowing capacity of $90.6 million under the 2012 Senior Credit Facility.

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

Income from operations consists of gross profit from retail operations plus franchise fees and royalty income, minus (i) sales and marketing expenses, (ii) general and administrative expenses, (iii) goodwill and intangible asset impairment charges, and (iv) loss (gain) on store closings and impairment of store assets.

Other expense, net includes interest income, interest expense, and gain (loss) on early debt extinguishments. Interest expense includes interest on outstanding debt, amortization of debt discounts, and amortization of financing costs.

Results of Operations

The following table presents the consolidated historical financial operating data for our business for each period indicated. The historical results are not necessarily indicative of results to be expected for any future period.

	Thirteen Weeks Ended
	May 1, 2012		April 30, 2013
Net sales	$209,814	100.0%	$275,957	100.0%
Costs of sales	127,272	60.7%	171,515	62.2%
Gross profit from retail operations	82,542	39.3%	104,442	37.8%
Franchise fees and royalty income	1,205	0.6%	1,249	0.5%
	83,747	39.9%	105,691	38.3%
Sales and marketing expenses	49,128	23.4%	63,731	23.1%
General and administrative expenses	16,630	7.9%	19,169	6.9%
Loss on store closings and impairment of store assets	17	0.0%	261	0.1%
Income from operations	17,972	8.6%	22,530	8.2%
Other expense, net	2,074	1.0%	2,847	1.1%
Income before income taxes	15,898	7.6%	19,683	7.1%
Income tax expense	6,162	3.0%	7,674	2.7%
Net income	$9,736	4.6%	$12,009	4.4%

Thirteen Weeks Ended April 30, 2013 Compared to Thirteen Weeks Ended May 1, 2012

Net sales.  Net sales increased $66.2 million, or 31.5%, to $276.0 million during the thirteen weeks ended April 30, 2013, compared to $209.8 million during the thirteen weeks ended May 1, 2012. The components of the net sales increase for the thirteen weeks ended April 30, 2013 as compared to the thirteen weeks ended May1, 2012 were as follows (in millions):

Increase (decrease) in net sales
Comparable-store sales	$(10.8)
New stores	28.9
Acquired stores	50.3
Closed stores	(2.2)
$66.2

The decrease in comparable-store net sales represents a 5.2% comparable-store sales decrease, which was primarily the result of a decrease in average unit selling price, partially offset by an increase in mattress units sold. The increase in our net sales from new stores was the result of 134 new stores opened at various times during the twelve fiscal periods ended April 30, 2013, including 46 stores opened during the thirteen week period ended April 30, 2013, prior to their inclusion in the comparable-store sales calculation which begins with the thirteenth full fiscal period of operations. The increase in net sales from acquired stores was the result of the acquisitions of 181 Mattress Giant stores in May 2012, 34 Mattress XPress, Inc. and Mattress Xpress of Georgia, Inc. (collectively, “Mattress X-Press”) stores in September 2012 and 27 Factory Mattress & Water Bed Outlet of Charlotte, Inc. (“Mattress Source”) stores in December 2012. We closed 35 stores during the twelve fiscal periods ended April 30, 2013, including 7 stores during the thirteen week period ended April 30, 2013. We operated 1,096 stores at April 30, 2013, compared with 755 stores at May 1, 2012.

Cost of sales.  Cost of sales increased $44.2 million, or 34.8%, to $171.5 million during the thirteen weeks ended April 30, 2013, compared to $127.3 million during the thirteen weeks ended May 1, 2012. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales increased to 62.2% during the thirteen weeks ended April 30, 2013, as compared to 60.7% for the comparable prior year period.

Product costs increased by $22.4 million, or 27.9%, to $102.8 million during the thirteen weeks ended April 30, 2013, compared with $80.4 million during the thirteen weeks ended May 1, 2012. The increase in the amount of product costs is the result of the corresponding increase in net sales. Product costs as a percentage of net sales decreased to 37.2% during the thirteen weeks ended April 30, 2013 from 38.3% during the thirteen weeks ended May 1, 2012. The decrease of product costs as a percentage of net sales is primarily attributable to an improvement in terms with under which we purchase merchandise given our growth.

Store and warehouse occupancy costs, consisting primarily of lease related costs of rented facilities, increased $13.6 million, or 50.0%, to $40.9 million during the thirteen weeks ended April 30, 2013, compared to $27.3 million for the corresponding prior year period. The increase in the amount of store and warehouse occupancy costs during the thirteen weeks ended April 30, 2013 was mainly attributable to the increase in the number of stores we operated and the commencement of warehouse operations in a number of new markets. Store and warehouse occupancy costs as a percentage of net sales increased to 14.8% during the thirteen weeks ended April 30, 2013, compared to 13.0% during the thirteen weeks ended May 1, 2012. The increase in store and warehouse occupancy costs as a percentage of net sales during the thirteen weeks ended April 30, 2013 was mostly attributable (i) deleverage caused by the decrease in comparable-store sales and (ii) to the acquisition of Mattress Giant stores in May 2012, Mattress X-Press stores in September 2012 and Mattress Source stores in December 2012 with lower store occupancy leverage as a result of average sales per store that, while improving, were lower than the average of our existing store base.

Depreciation expense related to leasehold improvements and other fixed assets used in stores and warehouse operations increased $1.2 million, or 27.7%, to $5.4 million, during the thirteen weeks ended April 30, 2013, compared to $4.2 million during the thirteen weeks ended May 1, 2012. The increase in expense was primarily attributable to the increase in the number of stores we operated during the thirteen weeks ended April 30, 2013, as compared with the comparable prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $7.0 million, or 45.7%, to $22.4 million during the thirteen weeks ended April 30, 2013, compared to $15.4 million during the thirteen weeks ended May 1, 2012, primarily as a result of the increase in net sales and in the increased number of stores we operated during the thirteen weeks ended April 30, 2013, as compared with the corresponding prior year period. Other cost of sales for the thirteen weeks ended April 30, 2013 included $0.2 million of acquisition-related costs related to the Mattress Giant, Mattress X-Press and Mattress Source acquisitions, consisting of temporary storage facilities during the integration periods and duplicate costs attributable to certain warehouse facilities that have been consolidated or will have to be consolidated in the future.

Gross profit from retail operations.  As a result of the above, gross profit from retail operations increased $21.9 million, or 26.5%, to $104.4 million during the thirteen weeks ended April 30, 2013, compared with $82.5 million during the thirteen weeks ended May 1, 2012. Gross profit from retail operations as a percentage of net sales decreased to 37.8% during the thirteen weeks ended April 30, 2013, as compared to 39.3% during the thirteen weeks ended May 1, 2012, for the reasons discussed above.

Franchise fees and royalty income.  Franchise fees and royalty income remained flat at $1.2 million for the thirteen weeks ended April 30, 2013 as compared to the corresponding prior year period. Our franchisees operated 163 stores at April 30, 2013.

Sales and marketing expenses.  Sales and marketing expenses increased $14.6 million, or 29.7%, to $63.7 million during the thirteen weeks ended April 30, 2013, compared to $49.1 million during the thirteen weeks ended May 1, 2012. Sales and marketing expenses as a percentage of net sales decreased to 23.1% during the thirteen weeks ended April 30, 2013, compared to 23.4% during the thirteen weeks ended May 1, 2012. The components of sales and marketing expenses are explained below.

Advertising expense increased $3.8 million, or 21.6%, to $21.3 million during the thirteen weeks ended April 30, 2013, from $17.5 million during the thirteen weeks ended May 1, 2012. The increase in the amount of advertising spend was mainly attributable to increased spending to enhance our market share in acquisition markets and, to a lesser extent, our expansion into new markets. Advertising expense as a percentage of net sales decreased to 7.7% during the thirteen weeks ended April 30, 2013, compared to 8.4% during the thirteen weeks ended May 1, 2012, primarily due to generating greater leverage from the increase in net sales in certain markets. We expect to maintain or increase advertising expense as a percentage of net sales to help drive sales per store if we continue to gain expense leverage in other operating expense areas. We receive funds from time to time from certain vendors for the advertisement of their products, and we recognize these funds as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $1.5 million during the thirteen weeks ended April 30, 2013, compared with $0.6 million during the thirteen weeks ended May 1, 2012.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, but also including costs incurred to accept payments from our customers, such as credit card and third party finance fees, increased $10.8 million, or 34.2%, to $42.4 million during the thirteen weeks ended April 30, 2013, compared to $31.6 million during the thirteen weeks ended May 1, 2012, primarily as a result of the increase in net sales during the period mostly driven by an increase in the number of stores in which we operate. Other sales and marketing expenses as a percentage of net sales increased to 15.4% during the thirteen weeks ended April 30, 2013, compared to 15.1% during the thirteen weeks ended May 1, 2012. The increase in expense as a percentage of net sales reflects higher per store staffing levels that occurred in connection with the fiscal 2012 acquisitions and related pre-acquisition hiring efforts. We expect that per store staffing levels will return to normalized levels during the second fiscal quarter primarily through planned store growth.

General and administrative expenses.  General and administrative expenses increased $2.6 million, or 15.3%, to $19.2 million for the thirteen weeks ended April 30, 2013, compared to $16.6 million for the thirteen weeks ended May 1, 2012. The increase in general and administrative expenses was primarily a result of our growth, including $2.8 million in wages, benefits and stock-based compensation resulting from employee additions to our corporate office and $0.9 million related to training for our new point-of-sale and supply chain ERP system, partially offset by a $1.1 million decrease in acquisition-related costs associated with fiscal 2012 acquisitions. General and administrative expenses as a percentage of net sales decreased to 6.9% during the thirteen weeks ended April 30, 2013, compared to 7.9% for the comparable prior year period. The decrease in general and administrative expenses as a percentage of net sales is primarily due to the decrease in acquisition-related costs noted above, a decrease in cost of labor as a percentage of net sales and decreases in various other areas, offset by the increase in costs related to our new ERP system noted above.  We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

Loss on store closings and impairment of store assets.  Loss on store closings and impairment of store assets increased $0.2 million during the thirteen weeks ended April 30, 2013. The increase in the loss during the thirteen weeks ended April 30, 2013 was mainly attributable to an increase in the amount of remaining lease commitments on stores that we closed during the thirteen weeks ended April 30, 2013.

Other expense, net.  Other expense, net, for both periods consisted primarily of interest expense. Interest expense increased $0.8 million, or 37.3%, to $2.8 million during the thirteen weeks ended April 30, 2013, compared to $2.1 million during the thirteen weeks ended May 1, 2012, primarily as a result of the increase in the borrowing rate in connection with the November 2012 debt amendment and increased utilization of the revolver portion of the 2012 Senior Credit Facility.

Income tax expense.  We recognized $7.7 million of income tax expense during the thirteen weeks ended April 30, 2013, compared to $6.2 million of income tax expense during the thirteen weeks ended May 1, 2012. The effective tax rate was 39.0% during the thirteen weeks ended April 30, 2013, compared to 38.8% during the thirteen weeks ended May 1, 2012.

Our estimated full year effective tax rate for Fiscal 2013 is 38.7%, which is above the federal statutory rate of 35.0% primarily due to state income taxes.

Net income.  As a result of the above, our net income was $12.0 million during the thirteen weeks ended April 30, 2013 compared to $9.7 million during the thirteen weeks ended May 1, 2012.

Off-Balance Sheet Arrangements

Except for a guarantee of approximately $1.0 million that we have provided with respect to one real estate lease of a franchisee, we do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

The following table summarizes the principal elements of our cash flows (in thousands):

	Thirteen Weeks Ended
	May 1,	April 30,
	2012	2013
Total cash provided by (used in):
Operating activities	$18,130	$15,963
Investing activities	(13,854)	(14,377)
Financing activities	(600)	(14,497)
Net increase (decrease) in cash and cash equivalents	3,676	(12,911)
Cash and cash equivalents, beginning of period	47,946	14,556
Cash and cash equivalents, end of period	$51,622	$1,645

Operating cash flows.  Net cash provided by operating activities was $16.0 million for the thirteen weeks ended April 30, 2013, compared to $18.1 million for the thirteen weeks ended May 1, 2012. The $2.1 million decrease in cash flows from operating activities as compared to the prior year period was primarily due to a $2.3 million improvement in net income offset by changes in operating assets and liabilities related to normal fluctuations in the timing of cash collections and cash requirements and the exclusion of the changes in noncash items included in net income, which resulted in an incremental use of operating cash flows of $4.4 million.

Investing cash flows.  Net cash used in investing activities was $14.4 million for the thirteen weeks ended April 30, 2013, compared to net cash used of $13.9 million for the thirteen weeks ended May 1, 2012. Capital expenditures increased $0.5 million primarily due to new store openings. We opened 46 new stores during the thirteen weeks ended April 30, 2013, compared to 30 new stores in the thirteen weeks ended May 1, 2012.

Financing cash flows.  Net cash used in financing activities was $14.5 million for the thirteen weeks ended April 30, 2013, compared to net cash used of $0.6 million for the thirteen weeks ended May 1, 2012. The $13.9 million increase was primarily the result of net repayments under the revolving portion of the 2012 Senior Credit Facility of $14.9 million, partially offset by $0.9 million of cash provided by the exercise of common stock options and $0.1 million of cash provided by the excess tax benefits associated with stock-based awards.

Covenant Compliance

The 2012 Senior Credit Facility requires us to comply on a quarterly basis with financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  These financial covenants are measured using, among other things, Adjusted EBITDA of Mattress Holding Corp. and its subsidiaries, as adjusted to include pro forma results of acquisitions.

At April 30, 2013, there was $8.0 million in outstanding revolver borrowings under the 2012 Senior Credit Facility. There were standby letters of credit outstanding in the amount of $1.4 million and additional borrowing capacity of $90.6 million.

For more information about the restrictive covenants imposed on us by the 2012 Senior Credit Facility, please see “Risk Factors” in our Fiscal 2012 Annual Report.

We were in compliance with all of the financial covenants required under the 2012 Senior Credit Facility as of April 30, 2013. We believe that we will be able to maintain compliance with the various covenants required under our debt facilities for the next twelve months without amending the credit facility or requesting waivers from the lenders that are party to the agreement.

Seasonality

Our business is subject to seasonal fluctuations. We generally have experienced more sales and a greater portion of income during the second and third quarters of our fiscal year due to a concentration of summer season holidays, including Memorial Day, the Fourth of July and Labor Day, and other seasonal factors.

Adjusted EBITDA to Net Income Reconciliation

Adjusted EBITDA is defined as net income before income tax expense, interest income, interest expense, depreciation and amortization (“EBITDA”), without giving effect to non-cash goodwill and intangible asset impairment charges, gains or losses on store closings and impairment of store assets, gains or losses related to the early extinguishment of debt, financial sponsor fees and expenses, non-cash charges related to stock-based awards and other items that are excluded by management in reviewing the results of operations. We have presented Adjusted EBITDA because we believe that the exclusion of these items is appropriate to provide additional information to investors about our ongoing operating performance excluding certain non-cash and other items and to provide additional information with respect to our ability to comply with various covenants in documents governing our indebtedness and as a means to evaluate our period-to-period results. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. We have provided this information to analysts, investors and other third parties to enable them to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of our ongoing operations. Management also uses Adjusted EBITDA to determine executive incentive compensation payment levels. In addition, our compliance with certain covenants under our 2012 Senior Credit Facility that are calculated based on similar measures and differ from Adjusted EBITDA primarily by the inclusion of pro forma results for acquired businesses in those similar measures. Other companies in our industry may calculate Adjusted EBITDA differently than we do. Adjusted EBITDA is not a measure of performance under U.S. GAAP and should not be considered as a substitute for net income prepared in accordance with U.S. GAAP. Adjusted EBITDA has significant limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the additional limitations to the use of Adjusted EBITDA are:

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplemental measure. The following table contains a reconciliation of our net income determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA for the periods indicated (amounts in thousands):

	Thirteen Weeks Ended
	May 1, 2012	April 30,
	2012	2013
Net income	$9,736	$12,009
Income tax expense	6,162	7,674
Interest income	(1)	(2)
Interest expense	2,075	2,849
Depreciation and amortization	4,704	6,210
Intangible assets and other amortization	580	541
EBITDA	23,256	29,281
Loss on store closings and impairment of store assets	17	261
Financial sponsor fees and expenses	—	12
Stock-based compensation	509	887
Vendor new store funds(a)	383	887
Acquisition-related expenses(b)	1,179	326
Other(c)	69	569
Adjusted EBITDA	$25,413	$32,223

(a)           We receive cash payments from certain vendors for each new incremental store that we open (“new store funds”). New store funds are initially recorded in other noncurrent liabilities when received and are then amortized as a reduction of cost of sales over 36 months in our financial statements. Historically, we have considered new store funds as a component of Adjusted EBITDA when received since new store funds are included in cash provided from operations. The adjustment includes the amount of new store funds received during the period presented and eliminates the noncash reduction in cost of sales included in our results of operations.

(b)           Reflects both non-cash effects included in net income related to acquisition accounting adjustments made to inventories and other acquisition-related cash costs included in net income, such as direct acquisition costs and costs related to integration of acquired businesses.

(c)           Consists of various items that management excludes in reviewing the results of operations, including $0.7 million of ERP system implementation costs incurred during the thirteen weeks ended April 30, 2013.

Reconciliation of Reported (GAAP) to Adjusted Statements of Operations Data

(In thousands, except share and per share amounts)

The following table provides a reconciliation of our “As Adjusted” statements of operations data for the thirteen weeks ended May 1, 2012 and April 30, 2013 with the most directly comparable financial measures in our “As Reported”, or GAAP, statements of operations data. Our “As Adjusted” data is considered a non-U.S. GAAP financial measure and is not in accordance with, or preferable to, “As Reported,” or GAAP, financial data. However, we are providing this information as we believe it may enhance year-over-year comparisons for investors and financial analysts.

	Thirteen Weeks Ended
	May 1, 2012					April 30, 2013
	Income	Income		Diluted		Income	Income		Diluted
	From	Before	Net	Weighted	Diluted	From	Before	Net	Weighted	Diluted
	Operations	Income Taxes	Income	Shares	EPS	Operations	Income Taxes	Income	Shares	EPS
As Reported	$17,972	$15,898	$9,736	33,925,923	$0.29	$22,530	$19,683	$12,009	33,952,684	$0.35
% of sales	8.6%	7.6%	4.6%			8.2%	7.1%	4.4%
Acquisition-related costs (1)	1,179	1,179	722		0.02	326	326	201		0.01
ERP system implementation costs (2)	—	—	—		—	951	951	584		0.02
Total adjustments	1,179	1,179	722	—	0.02	1,277	1,277	785	—	0.03
As Adjusted	$19,151	$17,077	$10,458	33,925,923	$0.31	$23,807	$20,960	$12,794	33,952,684	$0.38
% of sales	9.1%	8.1%	5.0%			8.6%	7.6%	4.6%

(1) On May 2, 2012, we acquired all of the equity interests of Mattress Giant, including 181 specialty retail stores. On September 25, 2012, we acquired the leasehold interests, store assets, distribution center assets and related inventories, and assumption of certain liabilities of Mattress X-Press, including 34 mattress specialty retail stores. On December 11, 2012, we acquired the assets and operations of Mattress Source, including 27 mattress specialty retail stores. Acquisition-related costs, consisting of direct transaction costs and integration costs, are included in the results of operations as incurred. During the thirteen weeks ended May 1, 2012 and April 30, 2013, we incurred $1.2 million and $0.3 million of acquisition-related costs, respectively.

(2) Reflects implementation costs included in the results of operations as incurred, consisting primarily of training-related costs, related to the roll-out of the Microsoft Dynamics AX for Retail ERP system. During the thirteen weeks ended April 30, 2013, we incurred approximately $1.0 million of ERP system implementation costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the interest rate risk and inflation risk discussed in “— Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the Fiscal 2012 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

During the thirteen weeks ended April 30, 2013, there were no changes in the Company’s internal controls over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

MATTRESS FIRM HOLDING CORP.

Date: June 6, 2013	By:	/s/ R. Stephen Stagner
R. Stephen Stagner
President and Chief Executive Officer (principal executive officer)

Date: June 6, 2013	By:	/s/ Jim R. Black
Jim R. Black
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: June 6, 2013	By:	/s/ Michael S. Galvan
Michael S. Galvan
Senior Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT LIST

Exhibit
Number	Exhibit Title

18.1	Letter re change in accounting principle from Grant Thornton LLP.

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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