Form 10-Q
period 2013-07-30
MATTRESS FIRM HOLDING CORP.
filed 2013-09-09
CIK 1419852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 30, 2013

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

(713) 923-1090

(Registrant’s Telephone Number, Including Area Code)

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

As of September 5, 2013, 33,865,752 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

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

•                  risks related to our stock; and

•                  other factors discussed in “Item 1A. Risk Factors” of Part I of the Fiscal 2012 Annual Report, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

MATTRESS FIRM HOLDING CORP.

		Page
PART I. FINANCIAL INFORMATION		4

Item 1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets as of July 30, 2013 and January 29, 2013	4
	Condensed Consolidated Statements of Operations for the thirteen weeks ended July 30, 2013 and July 31, 2012 and twenty-six weeks ended July 30, 2013 and July 31, 2012	5
	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 30, 2013 and July 31, 2012	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION		26

Item 6.	Exhibits	26
	Signatures	27

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(unaudited)

	January 29,	July 30,
	2013	2013
Assets
Current assets:
Cash and cash equivalents	$14,556	$6,370
Accounts receivable, net	26,246	24,911
Inventories	63,228	77,943
Deferred income tax asset	3,710	3,663
Prepaid expenses and other current assets	18,855	20,139
Total current assets	126,595	133,026
Property and equipment, net	144,612	159,376
Intangible assets, net	82,479	85,678
Goodwill	358,978	360,391
Debt issue costs and other, net	12,015	11,924
Total assets	$724,679	$750,395
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$33,930	$29,567
Accounts payable	64,642	68,494
Accrued liabilities	41,106	41,925
Customer deposits	8,012	11,311
Total current liabilities	147,690	151,297
Long-term debt, net of current maturities	219,069	203,095
Deferred income tax liability	26,800	28,323
Other noncurrent liabilities	63,624	70,697
Total liabilities	457,183	453,412

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.01 par value; 120,000,000 shares authorized; 33,795,630 and 33,865,752 shares issued and outstanding at January 29, 2013 and July 30, 2013, respectively	338	339
Additional paid-in capital	365,083	368,437
Accumulated deficit	(97,925)	(71,793)
Total stockholders’ equity	267,496	296,983
Total liabilities and stockholders’ equity	$724,679	$750,395

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	July 30,	July 31,	July 30,
	2012	2013	2012	2013
Net sales	$262,018	$302,541	$471,832	$578,498
Cost of sales	159,854	182,096	287,126	353,611
Gross profit from retail operations	102,164	120,445	184,706	224,887
Franchise fees and royalty income	1,327	1,438	2,532	2,687
	103,491	121,883	187,238	227,574
Operating expenses:
Sales and marketing expenses	66,564	75,768	115,692	139,499
General and administrative expenses	19,248	19,749	35,878	38,918
Loss on store closings and impairment of store assets	54	483	71	744
Total operating expenses	85,866	96,000	151,641	179,161
Income from operations	17,625	25,883	35,597	48,413
Other expense:
Interest expense, net	2,214	2,795	4,288	5,642
Income before income taxes	15,411	23,088	31,309	42,771
Income tax expense	5,326	8,965	11,488	16,639
Net income	$10,085	$14,123	$19,821	$26,132

Basic net income per common share	$0.30	$0.42	$0.59	$0.77
Diluted net income per common share	$0.30	$0.41	$0.59	$0.77

Basic weighted average shares outstanding	33,768,828	33,853,733	33,768,828	33,832,928
Diluted weighted average shares outstanding	33,840,709	34,149,640	33,867,158	34,076,567

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Twenty-Six Weeks Ended
	July 31,	July 30,
	2012	2013
Cash flows from operating activities:
Net income	$19,821	$26,132
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	10,175	13,441
Loan fee and other amortization	1,217	1,050
Deferred income tax expense	4,261	1,842
Stock-based compensation	1,002	1,854
Loss on store closings and impairment of store assets	71	744
Effects of changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(3,116)	1,337
Inventories	(14,672)	(14,699)
Prepaid expenses and other current assets	(1,354)	(1,268)
Other assets	391	(2,074)
Accounts payable	1,763	2,130
Accrued liabilities	7,913	819
Customer deposits	850	3,181
Other noncurrent liabilities	1,774	6,175
Net cash provided by operating activities	30,096	40,664
Cash flows from investing activities:
Purchases of property and equipment	(31,667)	(27,886)
Business acquisitions, net of cash acquired	(43,984)	(2,042)
Net cash used in investing activities	(75,651)	(29,928)
Cash flows from financing activities:
Proceeds from issuance of debt	15,000	25,000
Principal payments of debt	(11,203)	(45,424)
Proceeds from exercise of common stock options	—	1,272
Excess tax benefits associated with stock-based awards	—	230
Net cash provided by (used in) financing activities	3,797	(18,922)
Net decrease in cash and cash equivalents	(41,758)	(8,186)
Cash and cash equivalents, beginning of period	47,946	14,556
Cash and cash equivalents, end of period	$6,188	$6,370

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”), and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of January 29, 2013 and July 30, 2013, and the results of operations and cash flows for the periods presented. The Company’s historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

The Company is in the process of implementing a new computer system that provides sales tracking, inventory management, financial reporting and warehouse management capabilities (“new ERP system”) to enhance functionality and to support the Company’s growth strategy.  The new ERP system utilizes the weighted average cost flow method for determining inventory cost (“Weighted Average”) and, as the new ERP system is rolled out across the Company’s markets, will replace the First-In, First-Out cost flow method (“FIFO”) utilized by our legacy system.  The Weighted Average and FIFO methods are allowable under U.S. GAAP. The Financial Accounting Standards Board (“FASB”) has issued guidance that when there are two allowable alternative accounting principles, a company must determine which one is preferable.  The adoption of the Weighted Average method is considered preferable by the Company due to the fact that it aligns with the functionality of the new ERP system.  The Company also considered other factors that support preferability of the Weighted Average method, including closer alignment with the physical flow of the Company’s inventories and prevalence among industry peers. Consistent with FASB requirements, if a change in accounting principle is determined to be preferable, the change shall be reported through retrospective application to the financial statements of all prior periods, unless the effects are not material.  The Company determined that the effects of adopting the Weighted Average method are not material to its financial statements.  This determination is supported by certain inherent characteristics of the Company’s business, including the ability to hold low inventories relative to sales levels, continuous product replenishment, the relatively short life cycles of most mattress products and the infrequency of vendor price changes during the life cycle of the majority of products that are carried.  Therefore, the change in accounting principle has not been retrospectively applied to prior periods.

The Company’s fiscal year consists of 52 or 53 weeks ending on the Tuesday closest to January 31. Each of the fiscal years ended January 29, 2013 (“Fiscal 2012”) and ending January 28, 2014 (“Fiscal 2013”) consists of 52 weeks.

2. Business Acquisition

On June 14, 2013, the Company acquired substantially all of the assets and liabilities of Olejo, Inc. (“Olejo”), a growing online retailer focused primarily on mattresses and related accessories, for a total purchase price of approximately $3.2 million, including working capital adjustments. The purchase price consisted of cash of $2.0 million (net of $0.1 million of cash acquired), and a contingent earnout of $1.1 million payable over the next two fiscal years based on achieving certain defined sales targets.

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The allocation of the purchase price to the acquired assets and liabilities, based on management’s estimate of their fair values on the acquisition date, is as follows (amounts in thousands):

Cash	$79
Other current assets	47
Intangible assets	2,317
Goodwill	1,720
Accounts payable	(851)
Customer deposits	(117)
Fair value of assets and liabilities acquired	3,195
Reconciliation to cash used for acquisition:
Less: Fair value of contingent earnout	1,074
Less: Cash of acquired business	79
Cash used in acquisition, net of cash acquired	$2,042

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The $1.7 million of goodwill, based on management’s estimate at the acquisition closing date,  is primarily due to the competitive advantage of combining the acquired Olejo internet sales platform technology and the personnel who created the platform with the Company’s existing distribution network. The acquired goodwill is expected to be fully deductible for income tax purposes.

Intangible assets represent the Olejo trade name, the technology platform acquired in the acquisition and non-compete agreements entered into with certain Olejo personnel. These definite lived intangible assets will be amortized over their estimated useful lives of 20, 15 and 4 years, respectively.

The net sales related to Olejo and included in the Company’s consolidated statement of operations from the acquisition date to July 30, 2013 was $0.5 million.

Acquisition-related costs for U.S. GAAP purposes are costs the acquirer incurs to effect a business combination, including advisory, legal, accounting, valuation, and other professional or consulting fees. The Company incurred less than $0.1 million of acquisition-related costs and charged such costs to general and administrative expenses as incurred during the thirteen weeks ended July 30, 2013.

The acquisition of Olejo was not material to the Company’s financial position or results of operations; therefore, pro forma operating results for Olejo have not been included in this disclosure.

3. Fair Value of Financial Instruments

The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term maturity of these instruments.

The FASB has issued guidance on the definition of fair value, the framework for using fair value to measure assets and liabilities, and disclosure regarding fair value measurements. The guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers include:

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

	Net Book Value as of
	January 29,	Fair Value Measurements			Fiscal 2012
	2013	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan	$1,138	$—	$1,138	$—	$—
Goodwill requiring impairment review	$40,543	$—	$—	$40,543	$—
Intangible assets requiring impairment review	$786	$—	$—	$786	$2,100
Property and equipment requiring impairment review	$—	$—	$—	$—	$156

	Net Book Value as of
	July 30,	Fair Value Measurements			Fiscal 2013
	2013	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan	$1,175	$—	$1,175	$—	$—
Property and equipment requiring impairment review	$—	$—	$—	$—	$38

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

The following tables are not intended to be all-inclusive, but rather provide a summary of the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 assets in which impairment testing was performed.

Impairment testing performed as of January 29, 2013

Valuation Technique	Significant Unobservable Inputs	Unobservable Input Range
Goodwill Impairment Testing
Income approach	Weighted average cost of capital	15.0% - 20.0%
Market approach	EBITDA multiple	3.5x - 9.0x

Intangible Asset Impairment Testing
Income approach	Weighted average cost of capital	15.5%-17.5%

Income approach	Royalty rate	0.5%-1.5%

Property and Equipment Impairment Testing
Income approach	Weighted average cost of capital	12.5%-14.5%

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Impairment testing performed as of July 30, 2013

Valuation Technique	Significant Unobservable Inputs	Unobservable Input Range
Property and Equipment Impairment Testing
Income approach	Weighted average cost of capital	12.5%-14.5%

The table below summarizes the estimated fair values and respective carrying values of the Company’s credit facility (the “2012 Senior Credit Facility”), as of January 29, 2013 and July 30, 2013 (in millions):

	January 29, 2013		July 30, 2013
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Senior Credit Facility - Term Loans - Level 2	$226.3	$226.7	$226.2	$225.6

The fair value of the 2012 Senior Credit Facility term loans was estimated based on the ask and bid prices quoted from an external source. The carrying amounts of other debt instruments at fixed rates approximated their respective fair values due to the comparability of interest rates for the same or similar issues that are available.

4. Goodwill and Intangible Assets

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

The Company did not recognize any impairment losses related to goodwill or intangible assets for the twenty-six weeks ended July 30, 2013 and July 31, 2012.

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Company recognized $16.6 million of income tax expense for the twenty-six weeks ended July 30, 2013, compared to $11.5 million of income tax expense for the twenty-six weeks ended July 31, 2012. The effective tax rate was 38.9% for the twenty-six weeks ended July 30, 2013, compared to 36.7% for the twenty-six weeks ended July 31, 2012. The effective tax rate of 38.9% for the current period differs from the federal statutory rate of 35.0% primarily due to state income taxes.

The Company and its subsidiaries are included in a consolidated income tax return in the U.S. federal jurisdiction and file separate income tax returns in several states. As of July 30, 2013, open tax years in federal and some state jurisdictions date back to October 2002 due to the taxing authorities’ ability to adjust operating loss carryforwards. There are currently no income tax examinations on the Company or its subsidiaries in any jurisdiction.

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

The Company has established a cumulative liability for unrecognized tax benefits of $0.4 million as of July 30, 2013 and January 29, 2013. Management does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next twelve months. Management accrued less than $0.1 million of interest on these unrecognized tax benefits as of July 30, 2013.

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

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table represents the components of the Company’s total net sales (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31	July 30,	July 31,	July 30,
	2012	2013	2012	2013
Conventional mattresses	$112,374	$148,535	$197,844	$270,127
Specialty mattresses	127,628	129,233	233,927	259,041
Furniture and accessories	17,194	19,115	31,252	38,279
Total product sales	257,196	296,883	463,023	567,447
Delivery service revenues	4,822	5,658	8,809	11,051
Total net sales	$262,018	$302,541	$471,832	$578,498

7. Earnings Per Share

Basic net income per common share is computed by dividing the net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, adjusted to reflect potentially dilutive securities using the treasury stock method for stock option awards. Diluted net income per common share adjusts basic net income per common share for the effects of stock options and other potentially dilutive financial instruments only in the periods in which such effect is dilutive.

The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per share calculations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	July 30,	July 31,	July 30,
	2012	2013	2012	2013
Basic weighted average shares outstanding	33,768,828	33,853,733	33,768,828	33,832,928
Effect of dilutive securities:
Stock options	70,588	248,451	97,350	206,826
Restricted shares	1,293	47,456	980	36,813
Diluted weighted average shares outstanding	33,840,709	34,149,640	33,867,158	34,076,567

Diluted net income per common share for the thirteen and twenty-six weeks ended July 30, 2013, excludes stock options for the purchase of 232,004 shares of common stock as their inclusion would be anti-dilutive.

A portion of the stock options granted to the Company’s employees are subject to a five-year time-based vesting schedule, while the remaining stock options are subject to a four-year market-based vesting schedule, with such vesting based on specified stock price increase targets, as set forth in the option award agreement evidencing the grant of such stock options. The Company includes market-based stock option awards in the dilutive potential common shares when they become contingently issuable and exclude the awards when they are not contingently issuable. Diluted weighted average shares outstanding for the thirteen and twenty-six weeks ended July 30, 2013 and July 31, 2012 excludes stock options for the purchase of 141,687 and 458,936 shares of common stock, respectively, as the applicable vesting criteria were not satisfied as of July 30, 2013 and July 31, 2012, respectively.

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

9. Subsequent Event

Effective September 4, 2013, the compensation committee of the Company’s Board of Directors granted equity awards to employees consisting of options to purchase shares of the Company’s common stock and restricted common stock under the Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan covering 219,228 shares of common stock, which vest over four years, subject to specified criteria.

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

Unless the context otherwise requires, the terms “Mattress Firm®,” “our company,” “the Company,” “we,” “us,” “our” and the like refer to Mattress Firm Holding Corp. and its consolidated subsidiaries. Unless otherwise indicated, (i) the term “our stores” refers to our company-operated stores and our franchised stores and (ii) when used in relation to our company, the terms “market” and “markets” refer to the metropolitan statistical area or an aggregation of the metropolitan statistical areas in which we or our franchisees operate.

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

Executive Summary

Net sales during the thirteen and twenty-six weeks ended July 30, 2013 improved $40.5 million and $106.7 million, respectively, from the comparable prior year levels as a result of the addition of new and acquired store units, offset by a decline in comparable-store sales. We believe that our net sales growth is outpacing our competitors in most of the markets in which we operate and is resulting in increased market share. Net income and other profitability measures improved during both the thirteen and twenty-six weeks ended July 30, 2013, as a result of the net sales growth and our ability to gain leverage on certain costs. These improvements were partially offset by (i) increases in spending in certain expense categories, including sales and marketing expenses during such periods primarily due to increased sales and (ii) deleverage over store occupancy and other constant recurring costs due to the decline in comparable-store sales. Key results for the thirteen and twenty-six weeks ended July 30, 2013 include:

•                  Net income increased $4.0 million to $14.1 million for the thirteen weeks ended July 30, 2013, compared to $10.1 million for the comparable prior year period. Net income increased $6.3 million to $26.1 million for the twenty-six weeks ended July 30, 2013, compared to $19.8 million for the comparable prior year period.

•                  Income from operations for the thirteen weeks ended July 30, 2013 was $25.9 million. Excluding $1.0 million of acquisition-related and enterprise resource planning (“ERP”) system implementation costs, adjusted income from operations was $26.9 million, and adjusted operating margin during the thirteen weeks ended July 30, 2013 decreased 10 basis-points from 9.0% during the thirteen weeks ended July 31, 2012 to 8.9% during the thirteen weeks ended July 30, 2013. This operating margin decrease for the thirteen weeks ended July 30, 2013 on an adjusted basis (excluding acquisition-related and ERP system implementation costs) is comprised of a 30 basis-point improvement in gross profit margin, a 35 basis-point improvement in sales and marketing expense leverage, a 60 basis-point decrease from general and administrative expense deleverage, and a 15 basis-point decline in other categories. Income from operations for the twenty-six weeks ended July 30, 2013 was $48.4 million. Excluding $2.3 million of acquisition-related and ERP system implementation costs, adjusted income from operations was $50.7 million, and adjusted operating margin during the twenty-six weeks ended July 30, 2013 decreased 20 basis-points from 9.0% during the twenty-six weeks ended July 31, 2012 to 8.8% during the twenty-six weeks ended July 30, 2013. This operating margin decrease for the twenty-six weeks ended July 30, 2013 on an adjusted basis (excluding acquisition-related and ERP system implementation costs) is comprised of a 50 basis-point decline in gross profit margin offset by a 40 basis-point improvement in sales and marketing expense leverage, and a 10 basis-point decline in other categories. Acquisition-related costs for purposes of management’s discussion and analysis, which are included in the results of operations, consist of the acquisition-related costs as defined under U.S. GAAP, including advisory, legal, accounting, valuation, and other professional or consulting fees and, in addition, costs of integrating store and warehouse operations and corporate functions that are not expected to recur in future periods. ERP system implementation costs, which are included in the results of operations, consist primarily of training-related costs related to the roll-out of the Microsoft Dynamics AX for Retail ERP system. (Adjusted income from operations is not a performance measure under

U.S. GAAP. See “Reconciliation of Reported (U.S. GAAP) to Adjusted Statements of Operations Data” below for a reconciliation of net income as reported to adjusted net income.)

•                  Net sales increased $40.5 million, or 15.5%, to $302.5 million for the thirteen weeks ended July 30, 2013, compared to $262.0 million for the comparable prior year period primarily as the result of an increase in the number of stores we operated. Comparable-store sales decreased 0.3% during the thirteen weeks ended July 30, 2013 which was primarily the result of a decrease in mattress units sold, partially offset by an increase in average unit selling price. Net sales increased $106.7 million, or 22.6%, to $578.5 million for the twenty-six weeks ended July 30, 2013, compared to $471.8 million for the comparable prior year period primarily as the result of an increase in the number of stores we operated. Comparable-store sales decreased 2.5% during the twenty-six weeks ended July 30, 2013 which was primarily the result of a decrease in average unit selling price and a decrease in mattress units sold.

The components of the net sales increase for the thirteen and twenty-six weeks ended July 30, 2013 as compared to the thirteen and twenty-six weeks ended July 31, 2012 were as follows (in millions):

	Increase (Decrease) in Net Sales
	Thirteen Weeks	Twenty-Six
	Ended	Weeks Ended
	July 30,	July 30,
	2013	2013
Comparable-store sales	$(0.7)	$(11.5)
New stores	33.5	62.4
Acquired stores	11.4	61.7
Closed stores	(3.7)	(5.9)
	$40.5	$106.7

The components of net sales by major category of product and services were as follows (in millions):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 31,	% of	July 30,	% of	July 31,	% of	July 30,	% of
	2012	Total	2013	Total	2012	Total	2013	Total
Conventional mattresses	$112.4	42.9%	$148.5	49.1%	$197.8	41.9%	$270.1	46.7%
Specialty mattresses	127.6	48.7%	129.2	42.7%	233.9	49.6%	259.0	44.8%
Furniture and accessories	17.2	6.6%	19.1	6.3%	31.3	6.6%	38.3	6.6%
Total product sales	257.2	98.2%	296.8	98.1%	463.0	98.1%	567.4	98.1%
Delivery service revenues	4.8	1.8%	5.7	1.9%	8.8	1.9%	11.1	1.9%
Total net sales	$262.0	100.0%	$302.5	100.0%	$471.8	100.0%	$578.5	100.0%

•                  Adjusted EBITDA increased $6.4 million to $36.0 million for the thirteen weeks ended July 30, 2013, compared with $29.6 million for the comparable prior year period. Adjusted EBITDA as a percentage of net sales increased to 11.9% during the thirteen weeks ended July 30, 2013, compared with 11.3% for the comparable prior year period. Adjusted EBITDA increased $13.2 million to $68.2 million for the twenty-six weeks ended July 30, 2013, compared with $55.0 million for the comparable prior year period. Adjusted EBITDA as a percentage of net sales increased to 11.8% during the twenty-six weeks ended July 30, 2013, compared with 11.7% for the comparable prior year period. See “Adjusted EBITDA to Net Income Reconciliation” below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

•                  New and acquired stores, net of stores closed, added $41.2 million and $118.2 million in net sales during the thirteen and twenty-six weeks ended July 30, 2013, respectively.

The activity with respect to the number of company operated store units was as follows:

	Thirteen Weeks	Twenty-Six
	Ended	Weeks Ended
	July 30,	July 30,
	2013	2013
Store units, beginning of period	1,096	1,057
New stores	35	81
Closed stores	(10)	(17)
Store units, end of period	1,121	1,121

•                  Operating cash flows were $24.7 million and $40.7 million during the thirteen and twenty-six weeks ended July 30, 2013, respectively, which were a primary funding source for capital expenditures and debt principal payments.

•                  On June 14, 2013, we acquired substantially all of the assets and operations of Olejo, Inc., an online retailer primarily focused on mattresses and bedding-related products, for a total purchase price of approximately $3.2 million.

•                  At July 30, 2013, there was $5.0 million in outstanding revolver borrowings, $1.4 million outstanding standby letters of credit, and additional borrowing capacity of $93.6 million under the 2012 Senior Credit Facility.

On September 4, 2013, the compensation committee of our Board of Directors granted equity awards to employees consisting of options to purchase shares of our common stock and restricted common stock under the Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan covering 219,228 shares of common stock, which vest over four years, subject to specified criteria.

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

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 31, 2012		July 30, 2013		July 31, 2012		July 30, 2013
Net sales	$262,018	100.0%	$302,541	100.0%	$471,832	100.0%	$578,498	100.0%
Costs of sales	159,854	61.0%	182,096	60.2%	287,126	60.9%	353,611	61.1%
Gross profit from retail operations	102,164	39.0%	120,445	39.8%	184,706	39.1%	224,887	38.9%
Franchise fees and royalty income	1,327	0.5%	1,438	0.5%	2,532	0.5%	2,687	0.4%
	103,491	39.5%	121,883	40.3%	187,238	39.6%	227,574	39.3%
Sales and marketing expenses	66,564	25.4%	75,768	25.0%	115,692	24.5%	139,499	24.1%
General and administrative expenses	19,248	7.3%	19,749	6.5%	35,878	7.6%	38,918	6.7%
Loss on store closings and impairment of store assets	54	0.0%	483	0.2%	71	0.0%	744	0.1%
Income from operations	17,625	6.7%	25,883	8.6%	35,597	7.5%	48,413	8.4%
Other expense, net	2,214	0.8%	2,795	1.0%	4,288	0.9%	5,642	1.0%
Income before income taxes	15,411	5.9%	23,088	7.6%	31,309	6.6%	42,771	7.4%
Income tax expense	5,326	2.1%	8,965	2.9%	11,488	2.4%	16,639	2.9%
Net income	$10,085	3.8%	$14,123	4.7%	$19,821	4.2%	$26,132	4.5%

Due to rounding totals may not equal the sum of the line items in the table above.

Thirteen Weeks Ended July 30, 2013 Compared to Thirteen Weeks Ended July 31, 2012

Net sales.  Net sales increased $40.5 million, or 15.5%, to $302.5 million during the thirteen weeks ended July 30, 2013, compared to $262.0 million during the thirteen weeks ended July 31, 2012 primarily as a result of an increase in the number of stores we operated. The components of the net sales increase for the thirteen weeks ended July 30, 2013 as compared to the thirteen weeks ended July 31, 2012 were as follows (in millions):

Increase (Decrease) in Net Sales
Thirteen Weeks
Ended
July 30,
2013
Comparable-store sales	$(0.7)
New stores	33.5
Acquired stores	11.4
Closed stores	(3.7)
$40.5

The decrease in comparable-store net sales noted above represents a 0.3% comparable-store sales decrease, which was primarily the result of a decrease in mattress units sold, partially offset by an increase in average unit selling price. The increase in our net sales from new stores was the result of 142 new stores opened at various times during the twelve fiscal periods ended July 30, 2013, including 35 stores opened during the thirteen-week period ended July 30, 2013, prior to their inclusion in the comparable-store sales calculation which begins with the thirteenth full fiscal period of operations. The increase in net sales from acquired stores was the result of the acquisitions of 34 Mattress XPress, Inc. and Mattress Xpress of Georgia, Inc. (collectively, “Mattress X-Press”) stores in September 2012 and 27 Factory Mattress & Water Bed Outlet of Charlotte, Inc. (“Mattress Source”) stores in December 2012. The reduction in net sales from closed stores was the result of 39 stores we closed during the twelve fiscal periods ended July 30, 2013, including 10 stores during the thirteen-week period ended July 30, 2013. We operated 1,121 stores at July 30, 2013, compared with 957 stores at July 31, 2012.

Cost of sales.  Cost of sales increased $22.2 million, or 13.9%, to $182.1 million during the thirteen weeks ended July 30, 2013, compared to $159.9 million during the thirteen weeks ended July 31, 2012. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales decreased to 60.2% during the thirteen weeks ended July 30, 2013, as compared to 61.0% for the comparable prior year period.

Product costs increased by $12.5 million, or 12.6%, to $111.6 million during the thirteen weeks ended July 30, 2013, compared with $99.1 million during the thirteen weeks ended July 31, 2012. The increase in the amount of product costs was the result of the corresponding increase in net sales. Product costs as a percentage of net sales decreased to 36.9% during the thirteen weeks ended July 30, 2013 from 37.8% during the thirteen weeks ended July 31, 2012. The decrease of product costs as a percentage of net sales is primarily attributable to an improvement in terms under which we purchase merchandise and change in the mix of products we sold.

Store and warehouse occupancy costs, consisting primarily of lease related costs of rented facilities, increased $6.8 million, or 19.3%, to $41.9 million during the thirteen weeks ended July 30, 2013, compared to $35.1 million for the corresponding prior year period. The increase in the amount of store and warehouse occupancy costs during the thirteen weeks ended July 30, 2013 was mainly attributable to the increase in the number of stores we operated and the commencement of warehouse operations in a number of new markets. Store and warehouse occupancy costs as a percentage of net sales increased to 13.8% during the thirteen weeks ended July 30, 2013, compared to 13.4% during the thirteen weeks ended July 31, 2012. The increase in store and warehouse occupancy costs as a percentage of net sales during the thirteen weeks ended July 30, 2013 was mostly attributable to deleverage caused by the decrease in comparable-store sales and our entrance into new markets that result in less scale and cost leverage relative to established markets.

Depreciation expense related to leasehold improvements and other fixed assets used in stores and warehouse operations increased $1.3 million, or 26.4%, to $6.4 million, during the thirteen weeks ended July 30, 2013, compared to $5.1 million during the thirteen weeks ended July 31, 2012. The increase in expense was primarily attributable to the increase in the number of stores we operated during the thirteen weeks ended July 30, 2013, as compared to the comparable prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $1.7 million, or 8.1%, to $22.3 million during the thirteen weeks ended July 30, 2013, compared to $20.6 million during the thirteen weeks ended July 31, 2012, primarily as a result of the increase in net sales and in the increase in the number of stores we operated during the thirteen weeks ended July 30, 2013, as compared to the corresponding prior year period. Other cost of sales for the thirteen weeks ended July 31, 2012 included $1.3 million of acquisition-related costs related to the Mattress Giant acquisition, consisting of temporary storage facilities during the integration periods and duplicate costs attributable to certain warehouse facilities that have since been consolidated.

Gross profit from retail operations.  As a result of the above, gross profit from retail operations increased $18.2 million, or 17.9%, to $120.4 million during the thirteen weeks ended July 30, 2013, compared with $102.2 million during the thirteen weeks ended July 31, 2012. Gross profit from retail operations as a percentage of net sales increased to 39.8% during the thirteen weeks ended July 30, 2013, as compared to 39.0% during the thirteen weeks ended July 31, 2012, for the reasons discussed above.

Franchise fees and royalty income.  Franchise fees and royalty income increased $0.1 million, or 8.4%, to $1.4 million for the thirteen weeks ended July 30, 2013, compared to $1.3 million during the corresponding prior year period. The increase in income was attributable to an increase in royalty income, which was primarily due to increases in sales for franchise stores as compared with the prior year period mainly due to new stores. Our franchisees operated 167 stores at July 30, 2013, compared with 141 stores at July 31, 2012.

Sales and marketing expenses.  Sales and marketing expenses increased $9.2 million, or 13.8%, to $75.8 million during the thirteen weeks ended July 30, 2013, compared to $66.6 million during the thirteen weeks ended July 31, 2012. Sales and marketing expenses as a percentage of net sales decreased to 25.0% during the thirteen weeks ended July 30, 2013, compared to 25.4% during the thirteen weeks ended July 31, 2012. The components of sales and marketing expenses are explained below.

Advertising expense increased $5.4 million, or 21.0%, to $30.8 million during the thirteen weeks ended July 30, 2013, from $25.4 million during the thirteen weeks ended July 31, 2012. The increase in the amount of advertising spend was mainly attributable to increased spending to enhance our market share in acquisition markets and, to a lesser extent, our expansion into new markets. Advertising expense as a percentage of net sales increased to 10.2% during the thirteen weeks ended July 30, 2013, compared to 9.7% during the thirteen weeks ended July 31, 2012. We receive funds from time to time from certain vendors for the advertisement of their products, and we recognize these funds as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $2.2 million during the thirteen weeks ended July 30, 2013, compared with $1.8 million during the thirteen weeks ended July 31, 2012.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, but also including costs incurred to accept payments from our customers, such as credit card and third party finance fees, increased $3.9 million, or 9.4%, to $45.0 million during the thirteen weeks ended July 30, 2013, compared to $41.1 million during the thirteen weeks ended July 31, 2012, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales decreased to 14.9% during the thirteen weeks ended July 30, 2013, compared to 15.7% during the thirteen weeks ended July 31, 2012. The decrease in expense as a percentage of net sales is primarily the result of the normalization of per store staffing levels that had increased above normal levels in the prior year period with the acquisition of former Mattress Giant stores in May 2012.

General and administrative expenses.  General and administrative expenses increased $0.5 million, or 2.6%, to $19.7 million for the thirteen weeks ended July 30, 2013, compared to $19.2 million for the thirteen weeks ended July 31, 2012. The increase in general and administrative expenses was primarily a result of our growth, including a $1.4 million increase in wages, benefits and stock-based compensation resulting from employee additions to our corporate office, a $0.9 million increase related to training for our new point-of-sale and supply chain ERP system and a $2.1 million increase in various other general and administrative expense categories, partially offset by a $3.9 million decrease in acquisition-related costs. General and administrative expenses as a percentage of net sales decreased to 6.5% during the thirteen weeks ended July 30, 2013, compared to 7.3% for the comparable prior year period. The decrease in general and administrative expenses as a percentage of net sales is primarily due to the decrease in acquisition-related costs noted above, a decrease in cost of labor as a percentage of net sales and decreases in various other areas, offset by the increase in costs related to our new ERP system noted above.  We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

Loss on store closings and impairment of store assets.  Loss on store closings and impairment of store assets increased $0.4 million to $0.5 million for the thirteen weeks ended July 30, 2013, compared to $0.1 million for the thirteen weeks ended July 31, 2012. The increase in the loss during the thirteen weeks ended July 30, 2013 was mainly attributable to an increase in the amount of remaining lease commitments on stores that we closed during the thirteen weeks ended July 30, 2013.

Other expense, net.  Other expense, net, for both periods consisted primarily of interest expense. Interest expense increased $0.6 million, or 26.4%, to $2.8 million during the thirteen weeks ended July 30, 2013, compared to $2.2 million during the thirteen weeks ended July 31, 2012, primarily as a result of the 150 basis-point increase in the term debt borrowing rate in connection with the November 2012 amendment to the 2012 Senior Credit Facility.

Income tax expense.  We recognized $9.0 million of income tax expense during the thirteen weeks ended July 30, 2013, compared to $5.3 million of income tax expense during the thirteen weeks ended July 31, 2012. The effective tax rate was 38.8% during the thirteen weeks ended July 30, 2013, compared to 34.6% during the thirteen weeks ended July 31, 2012.

Net income.  As a result of the above, our net income was $14.1 million during the thirteen weeks ended July 30, 2013 compared to $10.1 million during the thirteen weeks ended July 31, 2012.

Twenty-Six Weeks Ended July 30, 2013 Compared to Twenty-Six Weeks Ended July 31, 2012

Net sales.  Net sales increased $106.7 million, or 22.6%, to $578.5 million during the twenty-six weeks ended July 30, 2013, compared to $471.8 million during the twenty-six weeks ended July 31, 2012 primarily as a result of an increase in the number of stores we operated. The components of the net sales increase for the twenty-six weeks ended July 30, 2013 as compared to the twenty-six weeks ended July 31, 2012 were as follows (in millions):

Increase (Decrease) in Net Sales
Twenty-Six
Weeks Ended
July 30,
2013
Comparable-store sales	$(11.5)
New stores	62.4
Acquired stores	61.7
Closed stores	(5.9)
$106.7

The decrease in comparable-store net sales noted above represents a 2.5% comparable-store sales decrease, which was primarily the result of a decrease in average unit selling price and a decrease in mattress units sold. The increase in our net sales from new stores was the result of 142 new stores opened at various times during the twelve fiscal periods ended July 30, 2013, including 81 stores opened during the twenty-six week period ended July 30, 2013, prior to their inclusion in the comparable-store sales calculation which begins with the thirteenth full fiscal period of operations. The increase in net sales from acquired stores was the result of the acquisitions of 181 Mattress Giant stores in May 2012, 34 Mattress X-Press stores in September 2012 and 27 Mattress Source stores in December 2012. The reduction in net sales from closed stores was the result of 39 stores we closed during the twelve fiscal periods ended July 30, 2013, including 17 stores during the twenty-six week period ended July 30, 2013.

Cost of sales.  Cost of sales increased $66.5 million, or 23.2%, to $353.6 million during the twenty-six weeks ended July 30, 2013, compared to $287.1 million during the twenty-six weeks ended July 31, 2012. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales increased to 61.1% during the twenty-six weeks ended July 30, 2013, as compared to 60.9% for the comparable prior year period.

Product costs increased by $34.9 million, or 19.4%, to $214.3 million during the twenty-six weeks ended July 30, 2013, compared with $179.4 million during the twenty-six weeks ended July 31, 2012. The increase in the amount of product costs was the result of the corresponding increase in net sales. Product costs as a percentage of net sales decreased to 37.0% during the twenty-six weeks ended July 30, 2013 from 38.0% during the twenty-six weeks ended July 31, 2012. The decrease of product costs as a percentage of net sales is primarily attributable to an improvement in terms under which we purchase merchandise and changes in the mix of products we sold.

Store and warehouse occupancy costs, consisting primarily of lease related costs of rented facilities, increased $20.4 million, or 32.7%, to $82.8 million during the twenty-six weeks ended July 30, 2013, compared to $62.4 million for the corresponding prior year period. The increase in the amount of store and warehouse occupancy costs during the twenty-six weeks ended July 30, 2013 was mainly attributable to the increase in the number of stores we operated and the commencement of warehouse operations in a number of new markets. Store and warehouse occupancy costs as a percentage of net sales increased to 14.3% during the twenty-six weeks ended July 30, 2013, compared to 13.2% during the twenty-six weeks ended July 31, 2012. The increase in store and warehouse occupancy costs as a percentage of net sales during the twenty-six weeks ended July 30, 2013 was mostly attributable to deleverage caused by the decrease in comparable-store sales and our entrance into new markets that result in less scale and cost leverage relative to established markets.

Depreciation expense related to leasehold improvements and other fixed assets used in stores and warehouse operations increased $2.5 million, or 27.0%, to $11.8 million, during the twenty-six weeks ended July 30, 2013, compared to $9.3 million during the twenty-six weeks ended July 31, 2012. The increase in expense was primarily attributable to the increase in the number of stores we operated during the twenty-six weeks ended July 30, 2013, as compared to the comparable prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $8.7 million, or 24.1%, to $44.7 million during the twenty-six weeks ended July 30, 2013, compared to $36.0 million during the twenty-six weeks ended July 31, 2012, primarily as a result of the increase in net sales and in the increase in the number of stores we operated during the twenty-six weeks ended July 30, 2013, as compared to the corresponding prior year period. Other cost of sales for the twenty-six weeks ended July 30, 2013 and July 31, 2012 included $0.2 million and $1.3 million, respectively, of acquisition-related costs related to the Mattress Giant, Mattress X-Press and Mattress Source acquisitions, consisting of temporary storage facilities during the integration periods and duplicate costs attributable to certain warehouse facilities that have been consolidated.

Gross profit from retail operations.  As a result of the above, gross profit from retail operations increased $40.2 million, or 21.8%, to $224.9 million during the twenty-six weeks ended July 30, 2013, compared with $184.7 million during the twenty-six weeks ended July 31, 2012. Gross profit from retail operations as a percentage of net sales decreased to 38.9% during the twenty-six weeks ended July 30, 2013, as compared to 39.1% during the twenty-six weeks ended July 31, 2012, for the reasons discussed above.

Franchise fees and royalty income.  Franchise fees and royalty income increased $0.2 million, or 6.2%, to $2.7 million for the twenty-six weeks ended July 30, 2013, compared to $2.5 million during the corresponding prior year period. The increase in income was attributable to an increase in royalty income, which was primarily due to increases in sales for franchise stores as compared with the prior year period mainly due to new stores. Our franchisees operated 167 stores at July 30, 2013, compared with 141 stores at July 31, 2012.

Sales and marketing expenses.  Sales and marketing expenses increased $23.8 million, or 20.6%, to $139.5 million during the twenty-six weeks ended July 30, 2013, compared to $115.7 million during the twenty-six weeks ended July 31, 2012. Sales and marketing expenses as a percentage of net sales decreased to 24.1% during the twenty-six weeks ended July 30, 2013, compared to 24.5% during the twenty-six weeks ended July 31, 2012. The components of sales and marketing expenses are explained below.

Advertising expense increased $9.1 million, or 21.3%, to $52.1 million during the twenty-six weeks ended July 30, 2013, from $43.0 million during the twenty-six weeks ended July 31, 2012. The increase in the amount of advertising spend was mainly attributable to increased spending to enhance our market share in acquisition markets and, to a lesser extent, our expansion into new markets. Advertising expense as a percentage of net sales decreased to 9.0% during the twenty-six weeks ended July 30, 2013, compared to 9.1% during the twenty-six weeks ended July 31, 2012, primarily due to generating greater leverage from the increase in net sales in certain markets. We receive funds from time to time from certain vendors for the advertisement of their products, and we recognize these funds as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $3.6 million during the twenty-six weeks ended July 30, 2013, compared with $2.4 million during the twenty-six weeks ended July 31, 2012.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, but also including costs incurred to accept payments from our customers, such as credit card and third party finance fees, increased $14.7 million, or 20.2%, to $87.4 million during the twenty-six weeks ended July 30, 2013, compared to $72.7 million during the twenty-six weeks ended July 31, 2012, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales decreased to 15.1% during the twenty-six weeks ended July 30, 2013, compared to 15.4% during the twenty-six weeks ended July 31, 2012. The decrease in expense as a percentage of net sales is primarily the result of the normalization of per store staffing levels that had increased above normal levels in the prior year period with the acquisition of former Mattress Giant stores in May 2012.

General and administrative expenses.  General and administrative expenses increased $3.0 million, or 8.5%, to $38.9 million for the twenty-six weeks ended July 30, 2013, compared to $35.9 million for the twenty-six weeks ended July 31, 2012. The increase in general and administrative expenses was primarily a result of our growth, including a $4.2 million increase in wages, benefits and stock-based compensation resulting from employee additions to our corporate office, a $1.8 million increase related to training for our new point-of-sale and supply chain ERP system and a $2.0 million increase in various other general and administrative expense categories, partially offset by a $5.0 million decrease in acquisition-related costs. General and administrative expenses as a percentage of net sales decreased to 6.7% during the twenty-six weeks ended July 30, 2013, compared to 7.6% for the comparable prior year period. The decrease in general and administrative expenses as a percentage of net sales is primarily due to the decrease in acquisition-related costs noted above, a decrease in cost of labor as a percentage of net sales and decreases in various other areas, offset by the increase in costs related to our new ERP system noted above.  We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

Loss on store closings and impairment of store assets.  Loss on store closings and impairment of store assets increased $0.7 million during the twenty-six weeks ended July 30, 2013. The increase in the loss during the twenty-six weeks ended July 30, 2013 was mainly attributable to an increase in the amount of remaining lease commitments on stores that we closed during the twenty-six weeks ended July 30, 2013.

Other expense, net.  Other expense, net, for both periods consisted primarily of interest expense. Interest expense increased $1.3 million, or 31.7%, to $5.6 million during the twenty-six weeks ended July 30, 2013, compared to $4.3 million during the twenty-six weeks ended July 31, 2012, primarily as a result of the 150 basis-point increase in the term debt borrowing rate in connection with the November 2012 amendment to the 2012 Senior Credit Facility.

Income tax expense.  We recognized $16.6 million of income tax expense during the twenty-six weeks ended July 30, 2013, compared to $11.5 million of income tax expense during the twenty-six weeks ended July 31, 2012. The effective tax rate was 38.9% during the twenty-six weeks ended July 30, 2013, compared to 36.7% during the twenty-six weeks ended July 31, 2012.

Our estimated full year effective tax rate for Fiscal 2013 is 38.8%, which is above the federal statutory rate of 35.0% primarily due to state income taxes.

Net income.  As a result of the above, our net income was $26.1 million during the twenty-six weeks ended July 30, 2013 compared to $19.8 million during the twenty-six weeks ended July 31, 2012.

Off-Balance Sheet Arrangements

Except for a guarantee of approximately $0.9 million that we have provided with respect to one real estate lease of a franchisee, we do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

The following table summarizes the principal elements of our cash flows (in thousands):

	Twenty-Six Weeks Ended
	July 31,	July 30,
	2012	2013
Total cash provided by (used in):
Operating activities	$30,096	$40,664
Investing activities	(75,651)	(29,928)
Financing activities	3,797	(18,922)
Net decrease in cash and cash equivalents	(41,758)	(8,186)
Cash and cash equivalents, beginning of period	47,946	14,556
Cash and cash equivalents, end of period	$6,188	$6,370

Operating cash flows.  Net cash provided by operating activities was $40.7 million for the twenty-six weeks ended July 30, 2013, compared to $30.1 million for the twenty-six weeks ended July 31, 2012. The $10.6 million increase in cash flows from operating activities as compared to the prior year period was primarily due to a (i) a $6.3 million improvement in net income, as increased by $2.2 million from the exclusion of the changes in noncash items included in net income, compared to the prior year period, and (ii) changes in operating assets and liabilities, which resulted in an increase of operating cash flows of $2.1 million, as compared to the prior year period, consisting primarily of (a) $1.7 million decrease in cash requirements to satisfy obligations related to accounts payable and accrued liabilities assumed in acquisitions, (b) a $3.9 million decrease in cash requirements to purchase floor sample inventories for acquired stores and (c) an incremental use of $3.5 million in cash from changes in other operating assets and liabilities related  to our growth and from normal fluctuations.

Investing cash flows.  Net cash used in investing activities was $29.9 million for the twenty-six weeks ended July 30, 2013, compared to net cash used of $75.7 million for the twenty-six weeks ended July 31, 2012. The $45.8 million decrease was primarily due to a $42.0 million decrease related to the May 2012 acquisition of all of the equity interests in Mattress Giant and a $3.8 million decrease in capital expenditures as compared to the prior year period.

Financing cash flows.  Net cash used in financing activities was $18.9 million for the twenty-six weeks ended July 30, 2013, compared to net cash provided of $3.8 million for the twenty-six weeks ended July 31, 2012. The $22.7 million increase was primarily the result of net repayments under the revolving portion of the 2012 Senior Credit Facility of $24.2 million, partially offset by $1.3 million of cash provided by the exercise of common stock options and $0.2 million of cash provided by the excess tax benefits associated with stock-based awards.

Covenant Compliance

The 2012 Senior Credit Facility requires us to comply on a quarterly basis with financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  These financial covenants are measured using, among other things, Adjusted EBITDA of Mattress Holding Corp. and its subsidiaries, as adjusted to include pro forma results of acquisitions.

At July 30, 2013, there was $5.0 million in outstanding revolver borrowings under the 2012 Senior Credit Facility. There were standby letters of credit outstanding in the amount of $1.4 million and additional borrowing capacity of $93.6 million.

For more information about the restrictive covenants imposed on us by the 2012 Senior Credit Facility, please see “Risk Factors” in our Fiscal 2012 Annual Report.

We were in compliance with all of the financial covenants required under the 2012 Senior Credit Facility as of July 30, 2013. We believe that we will be able to maintain compliance with the various covenants required under our debt facilities for the next twelve months without amending the 2012 Senior Credit Facility or requesting waivers from the lenders that are a party to the agreement.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplemental measure. The following table contains a reconciliation of our net income determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA for the periods indicated (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	July 30,	July 31,	July 30,
	2012	2013	2012	2013
Net income	$10,085	$14,123	$19,821	$26,132
Income tax expense	5,326	8,965	11,488	16,639
Interest expense, net	2,214	2,795	4,288	5,642
Depreciation and amortization	5,471	7,231	10,175	13,441
Intangible assets and other amortization	607	612	1,187	1,153
EBITDA	23,703	33,726	46,959	63,007
Loss on store closings and impairment of store assets	54	483	71	744
Financial sponsor fees and expenses	51	12	51	24
Stock-based compensation	493	967	1,002	1,854
Vendor new store funds(a)	250	96	633	983
Acquisition-related expenses(b)	5,893	124	7,049	450
Other(c)	(856)	595	(764)	1,164
Adjusted EBITDA	$29,588	$36,003	$55,001	$68,226

(a)                                 We receive cash payments from certain vendors for each new incremental store that we open (“new store funds”). New store funds are initially recorded in other noncurrent liabilities when received and are then amortized as a reduction of cost of sales over 36 months in our financial statements. Historically, we have considered new store funds as a component of Adjusted EBITDA when received since new store funds are included in cash provided from operations. The adjustment includes the amount of new store funds received during the period presented and eliminates the non-cash reduction in cost of sales included in our results of operations.

(b)                                 Reflects both non-cash effects included in net income related to acquisition accounting adjustments made to inventories and other acquisition-related cash costs included in net income, such as direct acquisition costs and costs related to integration of acquired businesses.

(c)                                  Consists of various items that management excludes in reviewing the results of operations, including $0.6 million and $1.2 million of ERP system implementation costs incurred during the thirteen and twenty-six weeks ended July 30, 2013, respectively.

Reconciliation of Reported (U.S. GAAP) to Adjusted Statements of Operations Data

(In thousands, except share and per share amounts)

The following table provides a reconciliation of our “As Adjusted” statements of operations data for the thirteen and twenty-six weeks ended July 31, 2012 and July 30, 2013 with the most directly comparable financial measures in our “As Reported”, or U.S. GAAP, statements of operations data. Our “As Adjusted” data is considered a non-U.S. GAAP financial measure and is not in accordance with, or preferable to, “As Reported,” or U.S. GAAP, financial data. However, we are providing this information as we believe it may enhance year-over-year comparisons for investors and financial analysts.

	Thirteen Weeks Ended
	July 31, 2012					July 30, 2013
	Income	Income		Diluted		Income	Income		Diluted
	From	Before In-	Net	Weighted	Diluted	From	Before In-	Net	Weighted	Diluted
	Operations	come Taxes	Income	Shares	EPS	Operations	come Taxes	Income	Shares	EPS
As Reported	$17,625	$15,411	$10,085	33,840,709	$0.30	$25,883	$23,088	$14,123	34,149,640	$0.41
% of sales	6.7%	5.9%	3.8%			8.6%	7.6%	4.7%
Acquisition-related costs (1)	5,893	5,893	4,130		0.12	124	124	75		—
ERP system implementation costs (2)	—	—	—		—	894	894	547		0.02
Total adjustments	5,893	5,893	4,130	—	0.12	1,018	1,018	622	—	0.02
As Adjusted	$23,518	$21,304	$14,215	33,840,709	$0.42	$26,901	$24,106	$14,745	34,149,640	$0.43
% of sales	9.0%	8.1%	5.4%			8.9%	8.0%	4.9%

	Twenty-Six Weeks Ended
	July 31, 2012					July 30, 2013
	Income	Income		Diluted		Income	Income		Diluted
	From	Before In-	Net	Weighted	Diluted	From	Before In-	Net	Weighted	Diluted
	Operations	come Taxes	Income	Shares	EPS	Operations	come Taxes	Income	Shares	EPS
As Reported	$35,597	$31,309	$19,821	33,867,158	$0.59	$48,413	$42,771	$26,132	34,076,567	$0.77
% of sales	7.5%	6.6%	4.2%			8.4%	7.4%	4.5%
Acquisition-related costs (1)	7,049	7,049	4,829		0.14	450	450	276		0.01
ERP system implementation costs (2)	—	—	—		—	1,845	1,845	1,131		0.03
Total adjustments	7,049	7,049	4,829	—	0.14	2,295	2,295	1,407	—	0.04
As Adjusted	$42,646	$38,358	$24,650	33,867,158	$0.73	$50,708	$45,066	$27,539	34,076,567	$0.81
% of sales	9.0%	8.1%	5.2%			8.8%	7.8%	4.8%

(1) On May 2, 2012, we acquired all of the equity interests of Mattress Giant, including 181 mattress specialty retail stores. On September 25, 2012, we acquired the assets and operations of Mattress X-Press, including 34 mattress specialty retail stores. On December 11, 2012, we acquired the assets and operations of Mattress Source, including 27 mattress specialty retail stores. On June 14, 2013, we acquired the assets and operations of Olejo, Inc., an online retailer primarily focused on mattresses and bedding-related products. Acquisition-related costs, consisting of direct transaction costs and integration costs, are included in the results of operations as incurred. During the thirteen weeks ended July 31, 2012 and July 30, 2013, we incurred approximately $5.9 million and $0.1 million of acquisition-related costs, respectively. During the twenty-six weeks ended July 31, 2012 and July 30, 2013, we incurred approximately $7.1 million and $0.5 million of acquisition-related costs, respectively.

(2) Reflects implementation costs included in the results of operations as incurred, consisting primarily of training-related costs in connection with the roll-out of the Microsoft Dynamics AX for Retail ERP system. During the thirteen and twenty-six weeks ended July 30, 2013, we incurred approximately $0.9 million and $1.8 million of ERP system implementation costs, respectively.

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

Changes in Internal Control

During the thirteen weeks ended July 30, 2013, there were no changes in the Company’s internal controls over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

MATTRESS FIRM HOLDING CORP.

Date: September 9, 2013	By:	/s/ R. Stephen Stagner
R. Stephen Stagner
President and Chief Executive Officer (principal executive officer)

Date: September 9, 2013	By:	/s/ Jim R. Black
Jim R. Black
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: September 9, 2013	By:	/s/ Michael S. Galvan
Michael S. Galvan
Senior Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT LIST

Exhibit
Number	Exhibit Title

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

E-1