Form 10-Q
period 2013-10-29
MATTRESS FIRM HOLDING CORP.
filed 2013-12-06
CIK 1419852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 29, 2013

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

As of December 4, 2013, 33,901,524 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

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

MATTRESS FIRM HOLDING CORP.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(unaudited)

	January 29,	October 29,
	2013	2013
Assets
Current assets:
Cash and cash equivalents	$14,556	$15,238
Accounts receivable, net	26,246	31,381
Inventories	63,228	80,039
Deferred income tax asset	3,710	3,417
Prepaid expenses and other current assets	18,855	19,764
Total current assets	126,595	149,839
Property and equipment, net	144,612	164,236
Intangible assets, net	82,479	85,167
Goodwill	358,978	360,391
Debt issue costs and other, net	12,015	11,949
Total assets	$724,679	$771,582
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$33,930	$27,032
Accounts payable	64,642	69,529
Accrued liabilities	41,106	48,636
Customer deposits	8,012	8,948
Total current liabilities	147,690	154,145
Long-term debt, net of current maturities	219,069	198,130
Deferred income tax liability	26,800	31,464
Other noncurrent liabilities	63,624	71,780
Total liabilities	457,183	455,519

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.01 par value; 120,000,000 shares authorized; 33,795,630 and 33,899,534 shares issued and outstanding at January 29, 2013 and October 29, 2013, respectively	338	339
Additional paid-in capital	365,083	369,381
Accumulated deficit	(97,925)	(53,657)
Total stockholders’ equity	267,496	316,063
Total liabilities and stockholders’ equity	$724,679	$771,582

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 29,	October 30,	October 29,
	2012	2013	2012	2013
Net sales	$277,259	$326,233	$749,091	$904,731
Cost of sales	167,173	200,267	454,299	553,878
Gross profit from retail operations	110,086	125,966	294,792	350,853
Franchise fees and royalty income	1,490	1,655	4,022	4,342
	111,576	127,621	298,814	355,195
Operating expenses:
Sales and marketing expenses	67,475	74,605	183,167	214,104
General and administrative expenses	20,868	21,225	56,746	60,143
Loss (gain) on store closings and impairment of store assets	196	(5)	267	739
Total operating expenses	88,539	95,825	240,180	274,986
Income from operations	23,037	31,796	58,634	80,209
Other expense:
Interest expense, net	2,097	2,543	6,385	8,185
Income before income taxes	20,940	29,253	52,249	72,024
Income tax expense	8,484	11,117	19,972	27,756
Net income	$12,456	$18,136	$32,277	$44,268

Basic net income per common share	$0.37	$0.54	$0.96	$1.31
Diluted net income per common share	$0.37	$0.53	$0.95	$1.30

Basic weighted average shares outstanding	33,768,828	33,878,241	33,768,828	33,848,032
Diluted weighted average shares outstanding	33,867,508	34,114,147	33,885,162	34,073,307

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Thirty-Nine Weeks Ended
	October 30,	October 29,
	2012	2013
Cash flows from operating activities:
Net income	$32,277	$44,268
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	16,432	21,128
Loan fee and other amortization	1,855	1,630
Deferred income tax expense	8,613	4,968
Stock-based compensation	1,653	3,203
Loss on store closings and impairment of store assets	267	739
Effects of changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(6,887)	(5,133)
Inventories	(15,219)	(16,794)
Prepaid expenses and other current assets	(647)	(892)
Other assets	(904)	(2,126)
Accounts payable	22,138	3,929
Accrued liabilities	1,837	7,530
Customer deposits	134	818
Other noncurrent liabilities	4,906	7,668
Net cash provided by operating activities	66,455	70,936
Cash flows from investing activities:
Purchases of property and equipment	(50,726)	(41,340)
Business acquisitions, net of cash acquired	(51,613)	(2,042)
Net cash used in investing activities	(102,339)	(43,382)
Cash flows from financing activities:
Proceeds from issuance of debt	18,000	27,000
Principal payments of debt	(19,207)	(54,968)
Proceeds from exercise of common stock options	—	1,312
Excess tax benefits associated with stock-based awards	—	277
Purchase of vested stock-based awards	—	(493)
Net cash used in financing activities	(1,207)	(26,872)
Net increase (decrease) in cash and cash equivalents	(37,091)	682
Cash and cash equivalents, beginning of period	47,946	14,556
Cash and cash equivalents, end of period	$10,855	$15,238

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business and Basis of Presentation

Mattress Firm Holding Corp., through its wholly-owned subsidiaries, is engaged in the retail sale of mattresses and bedding-related products in various metropolitan markets in the United States through company-operated and franchisee-owned mattress specialty stores that operate primarily under the name Mattress Firm. Mattress Firm Holding Corp. and its wholly-owned subsidiaries are referred to collectively as the “Company” or “Mattress Firm.”

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”), and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of January 29, 2013 and October 29, 2013, and the results of operations and cash flows for the periods presented. The Company’s historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

The Company is in the process of implementing a new computer system that provides sales tracking, inventory management, financial reporting and warehouse management capabilities (“new ERP system”) to enhance functionality and to support the Company’s growth strategy. The new ERP system utilizes the weighted average cost flow method for determining inventory cost (“Weighted Average”) and, as the new ERP system is rolled out across the Company’s markets, will replace the First-In, First-Out cost flow method (“FIFO”) utilized by our legacy system. The Weighted Average and FIFO methods are both allowable under U.S. GAAP. The Financial Accounting Standards Board (“FASB”) has issued guidance that when there are two allowable alternative accounting principles, a company must determine which one is preferable. The adoption of the Weighted Average method is considered preferable by the Company due to the fact that it aligns with the functionality of the new ERP system. The Company also considered other factors that support preferability of the Weighted Average method, including closer alignment with the physical flow of the Company’s inventories and prevalence among industry peers. Consistent with FASB requirements, if a change in accounting principle is determined to be preferable, the change shall be reported through retrospective application to the financial statements of all prior periods, unless the effects are not material. The Company determined that the effects of adopting the Weighted Average method are not material to its financial statements. This determination is supported by certain inherent characteristics of the Company’s business, including the ability to hold low inventories relative to sales levels, continuous product replenishment, the relatively short life cycles of most mattress products and the infrequency of vendor price changes during the life cycle of the majority of products that are carried. Therefore, the change in accounting principle has not been retrospectively applied to prior periods.

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

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The allocation of the purchase price to the acquired assets and liabilities, based on management’s estimate of their fair values on the acquisition date, is as follows (in thousands):

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

The net sales related to Olejo and included in the Company’s consolidated statement of operations from the acquisition date to October 29, 2013 were $2.3 million.

Acquisition-related costs for U.S. GAAP purposes are costs the acquirer incurs to effect a business combination, including advisory, legal, accounting, valuation, and other professional or consulting fees. The Company incurred less than $0.1 million of acquisition-related costs and charged such costs to general and administrative expenses as incurred during the second fiscal quarter of 2013.

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

The Company measures the fair value of its nonqualified deferred compensation plan on a recurring basis. The plan’s assets are valued based on the marketable securities tied to the plan. Additionally, the Company measures the fair values of goodwill, intangible assets, and property and equipment on a nonrecurring basis if required by impairment tests applicable to these assets. Assets requiring recurring or non-recurring fair value measurements consisted of the following (in thousands):

	Net Book Value as of
	January 29,	Fair Value Measurements			Fiscal 2012
	2013	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan	$1,138	$—	$1,138	$—	$—
Goodwill requiring impairment review	$40,543	$—	$—	$40,543	$—
Intangible assets requiring impairment review	$786	$—	$—	$786	$2,100
Property and equipment requiring impairment review	$—	$—	$—	$—	$156

	Net Book Value as of
	October 29,	Fair Value Measurements			Fiscal 2013
	2013	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan	$1,235	$—	$1,235	$—	$—
Property and equipment requiring impairment review	$—	$—	$—	$—	$38

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

Impairment testing performed as of January 29, 2013

Valuation Technique	Significant Unobservable Inputs	Unobservable Input Range
Goodwill Impairment Testing
Income approach	Weighted average cost of capital	15.0% - 20.0%
Market approach	EBITDA multiple	3.5x - 9.0x

Intangible Asset Impairment Testing
Income approach	Weighted average cost of capital	15.5%-17.5%

Income approach	Royalty rate	0.5%-1.5%

Property and Equipment Impairment Testing
Income approach	Weighted average cost of capital	13.5%

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Impairment testing performed as of October 29, 2013

Valuation Technique	Significant Unobservable Inputs	Unobservable Input Range
Property and Equipment Impairment Testing
Income approach	Weighted average cost of capital	13.5%

The table below summarizes the estimated fair values had the Company elected the fair value option under ASC 825, Financial Instruments, related to accounting for debt obligations at their fair value and the respective carrying values of the Company’s credit facility (the “2012 Senior Credit Facility”), as of January 29, 2013 and October 29, 2013 (in millions):

	January 29, 2013		October 29, 2013
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Senior Credit Facility - Term Loans - Level 2	$226.3	$226.7	$225.1	$225.0

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

The Company did not recognize any impairment losses related to goodwill or intangible assets for the thirty-nine weeks ended October 29, 2013 and October 30, 2012.

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

The Company recognized $27.8 million of income tax expense for the thirty-nine weeks ended October 29, 2013, compared to $20.0 million of income tax expense for the thirty-nine weeks ended October 30, 2012. The effective tax rate was 38.5% for the thirty-nine weeks ended October 29, 2013, compared to 38.2% for the thirty-nine weeks ended October 30, 2012. The effective tax rate of 38.5% for the current period differs from the federal statutory rate of 35.0% primarily due to state income taxes.

The Company and its subsidiaries are included in a consolidated income tax return in the U.S. federal jurisdiction and file separate income tax returns in several states. As of October 29, 2013, open tax years in federal and some state jurisdictions date back to October 2002 due to the taxing authorities’ ability to adjust operating loss carryforwards. There are currently no income tax examinations on the Company or its subsidiaries in any jurisdiction.

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

The Company has established a cumulative liability for unrecognized tax benefits of $0.4 million as of October 29, 2013 and January 29, 2013. Management does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next twelve months. Management accrued less than $0.1 million of interest on these unrecognized tax benefits as of October 29, 2013.

6. Reportable Segments

The Company’s principal operations consist of the retail sale of mattresses and bedding-related products in various metropolitan areas in the United States through company-operated and franchisee-operated mattress specialty stores that operate primarily under the name Mattress Firm®. The Company also generates sales through its website and special events primarily through customers who reside in the metropolitan markets in which company-operated stores are located. The Company’s management reviews the aggregated results of company-operated stores at the metropolitan market level, including market-level cost data, consisting primarily of advertising, warehousing and overhead expenses that are directly incurred, managed and reported at the market level. Management focuses on improving the profitability at the market level and, therefore, each company-operated metropolitan market is an operating segment. The company-operated market, website and special events business segments are aggregated into a single reportable segment (“retail segment”) as a result of the similar nature of the products sold and other similar economic characteristics that are expected to continue into future periods. Furthermore, the Company generates franchise fees and royalty income from the operation of franchisee-operated Mattress Firm® stores in metropolitan markets in which the Company does not operate. Franchise operations are a separate reportable segment, for which the results of operations, as viewed by management, are fully represented by the franchise fees and royalty income reported on the face of the statements of operations because costs associated with the franchise business are not distinguished from other cost data viewed by management. The Company’s assets are used primarily in the operation of its retail segment and the assets directly attributed to the franchise operations are not separately disclosed because they are not material.

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

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table represents the components of the Company’s total net sales (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 29,	October 30,	October 29,
	2012	2013	2012	2013
Conventional mattresses	$109,335	$151,712	$307,178	$421,839
Specialty mattresses	144,777	144,409	378,704	403,450
Furniture and accessories	17,916	24,334	49,169	62,613
Total product sales	272,028	320,455	735,051	887,902
Delivery service revenues	5,231	5,778	14,040	16,829
Total net sales	$277,259	$326,233	$749,091	$904,731

7. Earnings Per Share

Basic net income per common share is computed by dividing the net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, adjusted to reflect potentially dilutive securities using the treasury stock method for outstanding equity-based awards. Diluted net income per common share adjusts basic net income per common share for the effects of outstanding equity-based awards and other potentially dilutive financial instruments only in the periods in which such effect is dilutive.

The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per share calculations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 29,	October 30,	October 29,
	2012	2013	2012	2013
Basic weighted average shares outstanding	33,768,828	33,878,241	33,768,828	33,848,032
Effect of dilutive securities:
Stock options	93,907	195,372	113,592	186,334
Restricted shares	4,773	40,534	2,742	38,941
Diluted weighted average shares outstanding	33,867,508	34,114,147	33,885,162	34,073,307

Diluted net income per common share for the thirteen and thirty-nine weeks ended October 29, 2013 and October 30, 2012, excludes stock options for the purchase of 327,101 and 105,148 shares of common stock, respectively, as their inclusion would be anti-dilutive. Diluted net income per common share for the thirteen and thirty-nine weeks ended October 29, 2013, excludes non-vested restricted stock granted of 48,465 shares as their inclusion would be anti-dilutive.

Certain stock option and restricted stock awards contain vesting conditions based on specified stock price targets for the Company’s common stock as measured at each of the annual vesting dates (“market-based awards”). The Company includes such market-based awards in the determination of dilutive weighted average shares outstanding under the treasury stock method when, as of the date of determination, the specified stock price targets are met and the common stock shares pursuant to those awards become contingently issuable. Accordingly, the determination of diluted weighted average shares outstanding excludes, as of the date of determination, stock options for the purchase of 273,938 and 303,008 shares of common stock for the thirteen and thirty-nine weeks ended October 29, 2013 and October 30, 2012, respectively, and excludes 70,566 shares of non-vested restricted stock for the thirteen and thirty-nine weeks ended October 29, 2013.

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

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

From time to time the Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management is not aware of any current or pending litigation or proceedings that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

9. Stock-Based Compensation

2011 Omnibus Incentive Plan—On November 3, 2011, the Company’s board of directors and shareholders adopted the Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan to provide for the grant of equity-based awards to Company employees, directors and other service providers. A total of 4,206,000 shares of the Company’s common stock were reserved for grants under the 2011 Omnibus Incentive Plan. There were 2,448,385 shares available for future grants under the stock incentive plan as of October 29, 2013.

Stock Options—A portion of the stock options granted to the Company’s employees are subject to time-based vesting schedules, while the remaining portion of the stock options are subject to market-based vesting schedules, with such vesting based on specified stock price targets. The exercise price of the options is based upon the closing market price per share of the Company’s common stock on the date of grant, and the options have a term of 10 years. Future vesting dates on the stock options range from November 17, 2013 to April 24, 2018. The expiration dates of stock options that are currently outstanding range from November 17, 2021 to September 4, 2023.

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the stock option grants, exercises, and forfeitures for the thirty-nine weeks ended October 29, 2013 (in thousands, except per share amounts):

		Weighted
		Average
	Stock	Exercise Price
	Options	Per Share
Outstanding, as of January 29, 2013	1,250	$19.86
Granted (a)	236	$38.63
Exercised (b)	(68)	$19.20
Forfeited	(32)	$19.00
Outstanding, as of October 29, 2013 (c)	1,386	$23.11
Exercisable, as of October 29, 2013 (d)	205	$20.12

(a)                                 The weighted average grant date fair value of stock options granted during the thirty-nine weeks ended October 29, 2013 was $18.44.

(b)                                 The aggregate intrinsic value of stock options exercised during the thirty-nine weeks ended October 29, 2013 was $1.2 million. The weighted average market price of shares exercised during the thirty-nine weeks ended October 29, 2013 was $36.49.

(c)                                  Stock options outstanding as of October 29, 2013 have a weighted average remaining contractual term of 8.25 years and an aggregate intrinsic value of $13.1 million based on the market value of the Company’s common stock on October 29, 2013.

(d)                                 Stock options exercisable as of October 29, 2013 have a weighted average remaining contractual term of 7.77 years and an aggregate intrinsic value of $2.3 million based on the market value of the Company’s common stock on October 29, 2013.

The Company accounts for employee stock options under the fair value method of accounting using a Black-Scholes methodology to measure time based option fair value at the date of grant and a Monte Carlo Simulation approach to measure market-based option fair value at the date of grant. The fair value of the stock options at the date of grant is recognized as expense over the vesting term, which represents the requisite service period. The following assumptions were used to calculate the fair value of the Company’s time-based stock options on the date of grant utilizing the Black- Scholes option pricing model:

Thirty-NineWeeks
Ended
October 29, 2013
Weighted average expected life (in years)	6.25-6.50
Volatility factor	60%
Dividend yield	0%
Risk-free interest rate	1.02%-2.13%

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following assumptions were used to calculate the fair value of the Company’s market-based stock options on the grant date utilizing a Monte Carlo Simulation approach:

Thirty-NineWeeks
Ended
October 29, 2013
Suboptimal exercise factor	2.5x
Volatility factor	60%
Dividend yield	0%
Risk-free interest rate	1.02%

The Company bases its expected option life on the expected exercise and termination behavior of the option holders and an appropriate model of the Company’s future stock price. The expected volatility assumption is derived from the historical volatility of similar companies’ common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, combined with other relevant factors. The dividend yield is the annual rate of dividends per share over the exercise price of the option as of the grant date.

For the thirteen and thirty-nine weeks ended October 29, 2013, the Company recognized $0.8 million and $1.9 million, respectively, of compensation expense associated with stock option awards in general and administrative expenses in the consolidated statement of operations compared to $0.5 million and $1.4 million for the thirteen and thirty-nine weeks ended October 30, 2012, respectively. The Company did not capitalize any equity-based compensation costs related to stock options during the thirteen and thirty-nine weeks ended October 29, 2013 and October 30, 2012.

As of October 29, 2013, the Company estimates that a total of approximately $9.2 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 3.04 years for unvested stock option awards issued and outstanding.

Restricted Stock—The Company grants restricted stock to certain employees and to non-employee independent directors.

The following table summarizes the restricted stock grants, vesting, and forfeitures for the thirty-nine weeks ended October 29, 2013 (in thousands, except per share amounts):

		Weighted
		Average
	Restricted	Fair
	Shares	Value
Outstanding, as of January 29, 2013	139	$29.10
Granted (a)	155	$30.48
Vested	(48)	$29.21
Forfeited	—	$—
Unvested, as of October 29, 2013	246	$29.95

(a)                                 The total grant-date fair value of restricted stock awards granted during the period was $4.7 million.

The Company accounts for restricted stock under the fair value method of accounting using the closing market price per share of the Company’s stock to measure time based restricted stock fair value at the date of grant and a Monte Carlo Simulation approach to measure market-based restricted stock fair value at the date of grant. The fair value of the restricted stock at the date of grant is recognized as expense over the vesting term, which represents the requisite service period.

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following assumptions were used to calculate the fair value of the Company’s market-based restricted stock on the grant date utilizing a Monte Carlo Simulation approach:

Thirty-NineWeeks
Ended
October 29, 2013
Weighted average expected life (in years)	4
Volatility factor	40%
Dividend yield	0%
Risk-free interest rate	1.32%

For the thirteen and thirty-nine weeks ended October 29, 2013, the Company recognized $0.6 million and $1.3 million, respectively, of compensation expense associated with restricted stock awards in general and administrative expenses in the consolidated statement of operations compared to $0.1 million and $0.2 million for the thirteen and thirty-nine weeks ended October 30, 2012, respectively. The Company did not capitalize any equity-based compensation costs related to restricted stock awards during the thirteen and thirty-nine weeks ended October 29, 2013 and October 30, 2012.

As of October 29, 2013, the Company estimates that a total of approximately $6.2 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 2.68 years for unvested restricted stock awards.

10. Subsequent Events

On November 13, 2013, the Company completed the acquisition of the equity interests in NE Mattress People, LLC relating to the operation of five mattress specialty stores located in Nebraska and Iowa for a total purchase price of approximately $1.8 million, subject to customary post-close adjustments.  The Company intends to rebrand the acquired stores as Mattress Firm.

On November 26, 2013, the Company entered into an agreement to acquire the leasehold interests, store assets, distribution center assets and related inventories, and assume certain liabilities of Perfect Mattress of Wisconsin, LLC (“Perfect Mattress”) relating to the operation of 39 mattress specialty stores located in Wisconsin and Illinois for a total purchase price of approximately $6.3 million, subject to customary adjustments. Under the terms of the purchase agreement, Perfect Mattress will provide unsecured financing to the Company in the amount of approximately $2.0 million in connection with the purchase, which will be payable over a term of one year in quarterly installments, including interest at an annual rate of 7.75%. The closing of the asset purchase is expected to occur in the fourth fiscal quarter of 2013 and remains subject to the prior satisfaction of customary closing conditions.

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

Executive Summary

Net sales during the thirteen weeks ended October 29, 2013 improved $48.9 million from the comparable prior year levels as a result of the addition of new and acquired store units and an increase in comparable-store sales. Net sales during the thirty-nine weeks ended October 29, 2013 improved $155.6 million from the comparable prior year levels as a result of the addition of new and acquired store units, less a slight decrease in comparable store sales. We believe that our net sales growth is outpacing our competitors in most of the markets in which we operate and is resulting in increased market share. Net income and other profitability measures improved during both the thirteen and thirty-nine weeks ended October 29, 2013, as a result of the net sales growth and a higher amount of costs incurred in the prior year related to acquisitions and a secondary offering. Key results for the thirteen and thirty-nine weeks ended October 29, 2013 include:

•                  Net income increased $5.6 million to $18.1 million for the thirteen weeks ended October 29, 2013, compared to $12.5 million for the comparable prior year period. Net income increased $12.0 million to $44.3 million for the thirty-nine weeks ended October 29, 2013, compared to $32.3 million for the comparable prior year period.

•                  Income from operations for the thirteen weeks ended October 29, 2013 was $31.8 million. Excluding $1.0 million of enterprise resource planning (“ERP”) system implementation costs, adjusted income from operations was $32.8 million, and adjusted operating margin during the thirteen weeks ended October 29, 2013 decreased 10 basis-points from 10.1% during the thirteen weeks ended October 30, 2012 to 10.0% during the thirteen weeks ended October 29, 2013. This operating margin decrease on an adjusted basis (excluding acquisition-related, secondary offering costs and ERP system implementation costs) is comprised of a 150 basis-point improvement in sales and marketing expense leverage, offset by a 130 basis-point decline in gross margin and a 30 basis-point decrease from general and administrative expense deleverage. Income from operations for the thirty-nine weeks ended October 29, 2013 was $80.2 million. Excluding $3.3 million of acquisition-related and ERP system implementation costs, adjusted income from operations was $83.5 million, and adjusted operating margin during the thirty-nine weeks ended October 29, 2013 decreased 20 basis-points from 9.4% during the thirty-nine weeks ended October 30, 2012 to 9.2% during the thirty-nine weeks ended October 29, 2013. This operating margin decrease on an adjusted basis (excluding acquisition-related, secondary offering and ERP system implementation costs) is comprised of an 80 basis-point decline in gross margin, a 10 basis-point decrease from general and administrative expense deleverage, offset by an 80 basis-point improvement in sales and marketing expense leverage, and a 10 basis-point decline in other categories. Acquisition-related costs for purposes of management’s discussion and analysis, which are included in the results of operations, consist of the acquisition-related costs as defined under U.S. GAAP, including advisory, legal, accounting, valuation, and other professional or consulting fees and, in addition, costs of integrating store and warehouse operations and corporate functions that are not expected to recur in future periods. Secondary offering costs, which are included in the results of operations, consist of costs borne by us in connection with a secondary offering of shares of common stock by certain of our selling stockholders which was completed in October 2012. ERP system implementation costs, which are included in the results of operations, consist primarily of training-related costs related to the roll-out of the Microsoft Dynamics AX for Retail ERP system. (Adjusted income from operations is not a performance measure under U.S. GAAP. See “Reconciliation of Reported (U.S. GAAP) to Adjusted Statements of Operations Data” below for a reconciliation of net income as reported to adjusted net income.)

•                  Net sales increased $48.9 million, or 17.7%, to $326.2 million for the thirteen weeks ended October 29, 2013, compared to $277.3 million for the comparable prior year period primarily as the result of an increase in the number of stores we operated and an increase in comparable-store sales. Comparable-store sales increased 2.9% during the thirteen weeks ended October 29, 2013. Net sales increased $155.6 million, or 20.8%, to $904.7 million for the thirty-nine weeks ended October 29, 2013, compared to $749.1 million for the comparable prior year period primarily as the result of an increase in the number of stores we operated, less a slight decrease in comparable store sales. Comparable-store sales decreased 0.5% during the thirty-nine weeks ended October 29, 2013.

The components of the net sales increase for the thirteen and thirty-nine weeks ended October 29, 2013 as compared to the thirteen and thirty-nine weeks ended October 30, 2012 were as follows (in millions):

	Increase (Decrease) in Net Sales
	Thirteen Weeks	Thirty-Nine
	Ended	Weeks Ended
	October 29,	October 29,
	2013	2013
Comparable-store sales	$7.9	$(3.6)
New stores	35.0	97.4
Acquired stores	10.1	71.8
Closed stores	(4.1)	(10.0)
	$48.9	$155.6

The components of net sales by major category of product and services were as follows (in millions):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 30,	% of	October 29,	% of	October 30,	% of	October 29,	% of
	2012	Total	2013	Total	2012	Total	2013	Total
Conventional mattresses	$109.3	39.4%	$151.7	46.5%	$307.2	41.0%	$421.8	46.6%
Specialty mattresses	144.8	52.2%	144.5	44.3%	378.7	50.6%	403.5	44.6%
Furniture and accessories	17.9	6.5%	24.3	7.5%	49.2	6.6%	62.6	6.9%
Total product sales	272.0	98.1%	320.5	98.3%	735.1	98.1%	887.9	98.1%
Delivery service revenues	5.3	1.9%	5.7	1.7%	14.0	1.9%	16.8	1.9%
Total net sales	$277.3	100.0%	$326.2	100.0%	$749.1	100.0%	$904.7	100.0%

•                  Adjusted EBITDA increased $7.3 million to $42.4 million for the thirteen weeks ended October 29, 2013, compared with $35.1 million for the comparable prior year period. Adjusted EBITDA as a percentage of net sales increased to 13.0% during the thirteen weeks ended October 29, 2013, compared with 12.6% for the comparable prior year period. Adjusted EBITDA increased $20.6 million to $110.6 million for the thirty-nine weeks ended October 29, 2013, compared with $90.1 million for the comparable prior year period. Adjusted EBITDA as a percentage of net sales increased to 12.2% during the thirty-nine weeks ended October 29, 2013, compared with 12.0% for the comparable prior year period. See “Adjusted EBITDA to Net Income Reconciliation” below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The activity with respect to the number of company-operated store units was as follows:

	Thirteen Weeks	Thirty-Nine
	Ended	Weeks Ended
	October 29,	October 29,
	2013	2013
Store units, beginning of period	1,121	1,057
New stores	40	121
Closed stores	(6)	(23)
Store units, end of period	1,155	1,155

•                  Operating cash flows were $30.3 million and $70.9 million during the thirteen and thirty-nine weeks ended October 29, 2013, respectively, which were a primary funding source for capital expenditures and debt principal payments.

•                  On June 14, 2013, we acquired substantially all of the assets and operations of Olejo, Inc., an online retailer primarily focused on mattresses and bedding-related products, for a total purchase price of approximately $3.2 million.

•                  On September 4, 2013, the compensation committee of our Board of Directors granted equity awards to employees consisting of options to purchase shares of our common stock and restricted common stock under the Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan covering 219,504 shares of common stock, which vest over four years, subject to specified criteria.

•                  At October 29, 2013, there were no outstanding revolver borrowings, $1.4 million outstanding standby letters of credit, and additional borrowing capacity of $98.6 million under the 2012 Senior Credit Facility.

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

Results of Operations

The following table presents the consolidated historical financial operating data for our business for each period indicated (amounts in thousands). The historical results are not necessarily indicative of results to be expected for any future period.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 30,	% of	October 29,	% of	October 30,	% of	October 29,	% of
	2012	Sales	2013	Sales	2012	Sales	2013	Sales
Net sales	$277,259	100.0%	$326,233	100.0%	$749,091	100.0%	$904,731	100.0%
Costs of sales	167,173	60.3%	200,267	61.4%	454,299	60.6%	553,878	61.2%
Gross profit from retail operations	110,086	39.7%	125,966	38.6%	294,792	39.4%	350,853	38.8%
Franchise fees and royalty income	1,490	0.5%	1,655	0.5%	4,022	0.5%	4,342	0.5%
	111,576	40.2%	127,621	39.1%	298,814	39.9%	355,195	39.3%
Sales and marketing expenses	67,475	24.3%	74,605	22.9%	183,167	24.5%	214,104	23.7%
General and administrative expenses	20,868	7.5%	21,225	6.5%	56,746	7.6%	60,143	6.6%
Loss on store closings and impairment of store assets	196	0.1%	(5)	0.0%	267	0.0%	739	0.1%
Income from operations	23,037	8.3%	31,796	9.7%	58,634	7.8%	80,209	8.9%
Other expense, net	2,097	0.8%	2,543	0.7%	6,385	0.9%	8,185	0.9%
Income before income taxes	20,940	7.6%	29,253	9.0%	52,249	7.0%	72,024	8.0%
Income tax expense	8,484	3.1%	11,117	3.4%	19,972	2.7%	27,756	3.1%
Net income	$12,456	4.5%	$18,136	5.6%	$32,277	4.3%	$44,268	4.9%

Due to rounding, totals may not equal the sum of the line items in the table above.

Thirteen Weeks Ended October 29, 2013 Compared to Thirteen Weeks Ended October 30, 2012

Net sales.  Net sales increased $48.9 million, or 17.7%, to $326.2 million during the thirteen weeks ended October 29, 2013, compared to $277.3 million during the thirteen weeks ended October 30, 2012 primarily as a result of an increase in the number of stores we operated and an increase in comparable-store sales. The components of the net sales increase for the thirteen weeks ended October 29, 2013 as compared to the thirteen weeks ended October 30, 2012 were as follows (in millions):

Increase (Decrease) in Net Sales
Thirteen Weeks
Ended
October 29,
2013
Comparable-store sales	$7.9
New stores	35.0
Acquired stores	10.1
Closed stores	(4.1)
$48.9

The increase in comparable-store net sales noted above represents a 2.9% comparable-store sales increase which was primarily the result of an increase in unit sales driven by sales initiatives implemented during the current quarter that encouraged our sales associates to improve sales productivity, partially offset by a decrease in average unit price. The increase in our net sales from new stores was the result of 151 new stores opened at various times during the twelve fiscal periods ended October 29, 2013, including 40 stores opened during the thirteen-week period ended October 29, 2013, prior to their inclusion in the comparable-store sales calculation which begins with the thirteenth full fiscal period of operations. The increase in net sales from acquired stores was the result of the acquisitions of 34 Mattress XPress, Inc. and Mattress Xpress of Georgia, Inc. (collectively, “Mattress X-Press”) stores in September 2012 and 27 Factory Mattress & Water Bed Outlet of Charlotte, Inc. (“Mattress Source”) stores in December 2012. The reduction in net sales from closed stores was the result of 34 stores we closed during the twelve fiscal periods ended October 29, 2013, including six stores during the thirteen-week period ended October 29, 2013. We operated 1,155 stores at October 29, 2013, compared with 1,011 stores at October 30, 2012.

Cost of sales.  Cost of sales increased $33.1 million, or 19.8%, to $200.3 million during the thirteen weeks ended October 29, 2013, compared to $167.2 million during the thirteen weeks ended October 30, 2012. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales increased to 61.4% during the thirteen weeks ended October 29, 2013, as compared to 60.3% for the comparable prior year period.

Product costs increased by $22.0 million, or 21.1%, to $126.0 million during the thirteen weeks ended October 29, 2013, compared with $104.0 million during the thirteen weeks ended October 30, 2012. The increase in the amount of product costs was the result of the corresponding increase in net sales. Product costs as a percentage of net sales increased to 38.6% during the thirteen weeks ended October 29, 2013 from 37.5% during the thirteen weeks ended October 30, 2012. The increase of product costs as a percentage of net sales is primarily attributable to the implementation of sales initiatives noted above, which resulted in an increase in unit sales at lower product margins.

Store and warehouse occupancy costs, consisting primarily of lease related costs of rented facilities, increased $6.8 million, or 18.8%, to $43.0 million during the thirteen weeks ended October 29, 2013, compared to $36.2 million for the corresponding prior year period. The increase in the amount of store and warehouse occupancy costs during the thirteen weeks ended October 29, 2013 was mainly attributable to the increase in the number of stores we operated and the warehouse operations in a number of new markets opened during the last 12 months. Store and warehouse occupancy costs as a percentage of net sales increased to 13.2% during the thirteen weeks ended October 29, 2013, compared to 13.1% during the thirteen weeks ended October 30, 2012. The increase in store and warehouse occupancy costs as a percentage of net sales during the thirteen weeks ended October 29, 2013 was mostly attributable to our entrance into new markets that resulted in less scale and cost leverage relative to established markets, partially offset by leverage generated from comparable-store sales growth in our established markets.

Depreciation expense related to leasehold improvements and other fixed assets used in stores and warehouse operations increased $1.0 million, or16.7%, to $6.7 million, during the thirteen weeks ended October 29, 2013, compared to $5.7 million during the thirteen weeks ended October 30, 2012. The increase in expense was primarily attributable to the increase in the number of stores we operated during the thirteen weeks ended October 29, 2013, as compared to the comparable prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $3.3 million, or 15.8%, to $24.6 million during the thirteen weeks ended October 29, 2013, compared to $21.3 million during the thirteen weeks ended October 30, 2012, primarily as a result of the increase in net sales and in the increase in the number of stores we operated during the thirteen weeks ended October 29, 2013, as compared to the corresponding prior year period. Other cost of sales for the thirteen weeks ended October 30, 2012 included $0.5 million of acquisition-related costs related to the Mattress Giant and Mattress X-Press acquisitions, consisting of temporary storage facilities during the integration periods and duplicate costs attributable to certain warehouse facilities that have since been consolidated.

Gross profit from retail operations.  As a result of the above, gross profit from retail operations increased $15.9 million, or 14.4%, to $126.0 million during the thirteen weeks ended October 29, 2013, compared with $110.1 million during the thirteen weeks ended October 30, 2012. Gross profit from retail operations as a percentage of net sales decreased to 38.6% during the thirteen weeks ended October 29, 2013, as compared to 39.7% during the thirteen weeks ended October 30, 2012, for the reasons discussed above.

Franchise fees and royalty income.  Franchise fees and royalty income increased $0.2 million, or 11.1%, to $1.7 million for the thirteen weeks ended October 29, 2013, compared to $1.5 million during the corresponding prior year period. The increase in income was attributable to an increase in royalty income, which was primarily due to increases in sales for franchised stores as compared with the prior year period mainly due to new stores. Our franchisees operated 171 stores at October 29, 2013, compared with 160 stores at October 30, 2012.

Sales and marketing expenses.  Sales and marketing expenses increased $7.1 million, or 10.6%, to $74.6 million during the thirteen weeks ended October 29, 2013, compared to $67.5 million during the thirteen weeks ended October 30, 2012. Sales and marketing expenses as a percentage of net sales decreased to 22.9% during the thirteen weeks ended October 29, 2013, compared to 24.3% during the thirteen weeks ended October 30, 2012. The components of sales and marketing expenses are explained below.

Advertising expense increased $3.8 million, or 16.6%, to $26.8 million during the thirteen weeks ended October 29, 2013, from $23.0 million during the thirteen weeks ended October 30, 2012. The increase in the amount of advertising spend was mainly attributable to increased spending to enhance our market share in many of our established markets and, to a lesser extent, our expansion into new markets. Advertising expense as a percentage of net sales decreased to 8.2% during the thirteen weeks ended October 29, 2013, compared to 8.3% during the thirteen weeks ended October 30, 2012. We receive funds from time to time from certain vendors for the advertisement of their products, and we recognize these funds as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $3.8 million during the thirteen weeks ended October 29, 2013, compared with $2.1 million during the thirteen weeks ended October 30, 2012.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, but also including costs incurred to accept payments from our customers, such as credit card and third party finance fees, increased $3.3 million, or 7.5%, to $47.8 million during the thirteen weeks ended October 29, 2013, compared to $44.5 million during the thirteen weeks ended October 30, 2012, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales decreased to 14.7% during the thirteen weeks ended October 29, 2013, compared to 16.1% during the thirteen weeks ended October 30, 2012. The decrease in expense as a percentage of net sales is primarily the result of the increase in net sales during the period and the normalization of per store staffing levels that had temporarily increased above normal levels in the prior year period as a result of acquisitions completed during Fiscal 2012.

General and administrative expenses.  General and administrative expenses increased $0.3 million, or 1.7%, to $21.2 million for the thirteen weeks ended October 29, 2013, compared to $20.9 million for the thirteen weeks ended October 30, 2012. The increase in general and administrative expenses consisted of a $1.3 million increase in wages, benefits and stock-based compensation resulting from employee additions to our corporate office, a $1.3 million increase in depreciation and amortization expense due to our continued investment in our corporate infrastructure to support our growth strategy, a $0.5 million increase related to training for our new point-of-sale and supply chain ERP system and a $1.8 million increase in various other general and administrative expense categories, partially offset by a $2.7 million decrease in acquisition-related costs and a $1.9 million decrease in secondary offering costs borne by us in connection with a secondary offering of shares of common stock by certain of our selling stockholders, which was completed in October 2012. General and administrative expenses as a percentage of net sales decreased to 6.5% during the thirteen weeks ended October 29, 2013, compared to 7.5% for the comparable prior year period. The decrease in general and administrative expenses as a percentage of net sales is primarily due to the increase in net sales for the period, the decrease in acquisition-related and secondary offering costs noted above,  and decreases in various other areas, offset by the increase in ongoing costs related to our new ERP system and depreciation and amortization costs noted above. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

Loss (gain) on store closings and impairment of store assets.  Loss (gain) on store closings and impairment of store assets decreased $0.2 million to less than a $0.1 million gain for the thirteen weeks ended October 29, 2013, compared to $0.2 million for the thirteen weeks ended October 30, 2012. The decrease in the loss during the thirteen weeks ended October 29, 2013 was mainly attributable to a decrease in the amount of remaining lease commitments on stores that we closed during the thirteen weeks ended October 29, 2013 as compared to the comparable prior year period.

Other expense, net.  Other expense, net, for both periods consisted primarily of interest expense. Interest expense increased $0.4 million, or 21.3%, to $2.5 million during the thirteen weeks ended October 29, 2013, compared to $2.1 million during the thirteen weeks ended October 30, 2012, primarily as a result of the 150 basis-point increase in the term debt borrowing rate in connection with the November 2012 amendment to the 2012 Senior Credit Facility.

Income tax expense.  We recognized $11.1 million of income tax expense during the thirteen weeks ended October 29, 2013, compared to $8.5 million of income tax expense during the thirteen weeks ended October 30, 2012. The effective tax rate was 38.0% during the thirteen weeks ended October 29, 2013, compared to 40.5% during the thirteen weeks ended October 30, 2012.

Net income.  As a result of the above, our net income was $18.1 million during the thirteen weeks ended October 29, 2013 compared to $12.5 million during the thirteen weeks ended October 30, 2012.

Thirty-Nine Weeks Ended October 29, 2013 Compared to Thirty-Nine Weeks Ended October 30, 2012

Net sales.  Net sales increased $155.6 million, or 20.8%, to $904.7 million during the thirty-nine weeks ended October 29, 2013, compared to $749.1 million during the thirty-nine weeks ended October 30, 2012 primarily as a result of an increase in the number of stores we operated.

The components of the net sales increase for the thirty-nine weeks ended October 29, 2013 as compared to the thirty-nine weeks ended October 30, 2012 were as follows (in millions):

Increase (Decrease) in Net Sales
Thirty-Nine
Weeks Ended
October 29,
2013
Comparable-store sales	$(3.6)
New stores	97.4
Acquired stores	71.8
Closed stores	(10.0)
$155.6

The decrease in comparable-store net sales noted above represents a 0.5% comparable-store sales decrease. The increase in our net sales from new stores was the result of 151 new stores opened at various times during the twelve fiscal periods ended October 29, 2013, including 121 stores opened during the thirty-nine week period ended October 29, 2013, prior to their inclusion in the comparable-store sales calculation which begins with the thirteenth full fiscal period of operations. The increase in net sales from acquired stores was the result of the acquisitions of 181 Mattress Giant stores in May 2012, 34 Mattress X-Press stores in September 2012 and 27 Mattress Source stores in December 2012. The reduction in net sales from closed stores was the result of 34 stores we closed during the twelve fiscal periods ended October 29, 2013, including 23 stores during the thirty-nine week period ended October 29, 2013.

Cost of sales.  Cost of sales increased $99.6 million, or 21.9%, to $553.9 million during the thirty-nine weeks ended October 29, 2013, compared to $454.3 million during the thirty-nine weeks ended October 30, 2012. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales increased to 61.2% during the thirty-nine weeks ended October 29, 2013, as compared to 60.6% for the comparable prior year period.

Product costs increased by $56.8 million, or 20.1%, to $340.3 million during the thirty-nine weeks ended October 29, 2013, compared with $283.5 million during the thirty-nine weeks ended October 30, 2012. The increase in the amount of product costs was the result of the corresponding increase in net sales. Product costs as a percentage of net sales decreased to 37.6% during the thirty-nine weeks ended October 29, 2013 from 37.8% during the thirty-nine weeks ended October 30, 2012. The decrease of product costs as a percentage of net sales is primarily attributable to an improvement in terms under which we purchase merchandise.

Store and warehouse occupancy costs, consisting primarily of lease related costs of rented facilities, increased $27.2 million, or 27.6%, to $125.8 million during the thirty-nine weeks ended October 29, 2013, compared to $98.6 million for the corresponding prior year period. The increase in the amount of store and warehouse occupancy costs during the thirty-nine weeks ended October 29, 2013 was mainly attributable to the increase in the number of stores we operated and the warehouse operations in a number of new markets opened during the last 12 months. Store and warehouse occupancy costs as a percentage of net sales increased to 13.9% during the thirty-nine weeks ended October 29, 2013, compared to 13.2% during the thirty-nine weeks ended October 30, 2012. The increase in store and warehouse occupancy costs as a percentage of net sales during the thirty-nine weeks ended October 29, 2013 was mostly attributable to deleverage caused by the decrease in comparable-store sales and our entrance into new markets that resulted in less scale and cost leverage relative to established markets.

Depreciation expense related to leasehold improvements and other fixed assets used in stores and warehouse operations increased $3.5 million, or 23.1%, to $18.5 million, during the thirty-nine weeks ended October 29, 2013, compared to $15.0 million during the thirty-nine weeks ended October 30, 2012. The increase in expense was primarily attributable to the increase in the number of stores we operated during the thirty-nine weeks ended October 29, 2013, as compared to the comparable prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $12.1 million, or 21.1%, to $69.3 million during the thirty-nine weeks ended October 29, 2013, compared to $57.2 million during the thirty-nine weeks ended October 30, 2012, primarily as a result of the increase in net sales and in the increase in the number of stores we operated during the thirty-nine weeks ended October 29, 2013, as compared to the corresponding prior year period. Other cost of sales for the thirty-nine weeks ended October 29, 2013 and October 30, 2012 included $0.2 million and $1.9 million, respectively, of acquisition-related costs related to the Mattress Giant, Mattress X-Press and Mattress Source acquisitions, consisting of temporary storage facilities during the integration periods and duplicate costs attributable to certain warehouse facilities that have been consolidated.

Gross profit from retail operations.  As a result of the above, gross profit from retail operations increased $56.1 million, or 19.0%, to $350.9 million during the thirty-nine weeks ended October 29, 2013, compared with $294.8 million during the thirty-nine weeks ended October 30, 2012. Gross profit from retail operations as a percentage of net sales decreased to 38.8% during the thirty-nine weeks ended October 29, 2013, as compared to 39.4% during the thirty-nine weeks ended October 30, 2012, for the reasons discussed above.

Franchise fees and royalty income.  Franchise fees and royalty income increased $0.3 million, or 8.0%, to $4.3 million for the thirty-nine weeks ended October 29, 2013, compared to $4.0 million during the corresponding prior year period. The increase in income was attributable to an increase in royalty income, which was primarily due to increases in sales for franchised stores as compared with the prior year period mainly due to new stores. Our franchisees operated 171 stores at October 29, 2013, compared with 160 stores at October 30, 2012.

Sales and marketing expenses.  Sales and marketing expenses increased $30.9 million, or 16.9%, to $214.1 million during the thirty-nine weeks ended October 29, 2013, compared to $183.2 million during the thirty-nine weeks ended October 30, 2012. Sales and marketing expenses as a percentage of net sales decreased to 23.7% during the thirty-nine weeks ended October 29, 2013, compared to 24.5% during the thirty-nine weeks ended October 30, 2012. The components of sales and marketing expenses are explained below.

Advertising expense increased $12.9 million, or 19.6%, to $78.9 million during the thirty-nine weeks ended October 29, 2013, from $65.9 million during the thirty-nine weeks ended October 30, 2012. The increase in the amount of advertising spend was mainly attributable to increased spending to enhance our market share in many of our established markets and, to a lesser extent, our expansion into new markets. Advertising expense as a percentage of net sales decreased to 8.7% during the thirty-nine weeks ended October 29, 2013, compared to 8.8% during the thirty-nine weeks ended October 30, 2012, primarily due to generating greater leverage from the increase in net sales in certain markets. We receive funds from time to time from certain vendors for the advertisement of their products, and we recognize these funds as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $7.4 million during the thirty-nine weeks ended October 29, 2013, compared with $4.5 million during the thirty-nine weeks ended October 30, 2012.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, but also including costs incurred to accept payments from our customers, such as credit card and third party finance fees, increased $18.0 million, or 15.4%, to $135.2 million during the thirty-nine weeks ended October 29, 2013, compared to $117.2 million during the thirty-nine weeks ended October 30, 2012, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales decreased to 14.9% during the thirty-nine weeks ended October 29, 2013, compared to 15.7% during the thirty-nine weeks ended October 30, 2012. The decrease in expense as a percentage of net sales is primarily the result of the normalization of per store staffing levels that had increased above normal levels in the prior year period as a result of acquisitions completed during Fiscal 2012.

General and administrative expenses.  General and administrative expenses increased $3.4 million, or 6.0%, to $60.1 million for the thirty-nine weeks ended October 29, 2013, compared to $56.7 million for the thirty-nine weeks ended October 30, 2012. The increase in general and administrative expenses was primarily a result of our growth, including a $6.9 million increase in wages, benefits and stock-based compensation resulting from employee additions to our corporate office, a $2.1 million increase in depreciation and amortization expense due to our continued investment in our corporate infrastructure to support our growth strategy a $1.5 million increase related to training for our new point-of-sale and supply chain ERP system and a $3.7 million increase in various other general and administrative expense categories, partially offset by an $8.9 million decrease in acquisition-related costs and a $1.9 million decrease in secondary offering costs borne by us in connection with a secondary offering of shares of common stock by certain of our selling stockholders, which was completed in October 2012. General and administrative expenses as a percentage of net sales decreased to 6.6% during the thirty-nine weeks ended October 29, 2013, compared to 7.6% for the comparable prior year period. The decrease in general and administrative expenses as a percentage of net sales is primarily due to the decrease in acquisition-related costs noted above, a decrease in cost of labor as a percentage of net sales, a decrease in secondary offering costs as noted above and decreases in various other areas, offset by the increase in ERP system training costs noted above as well as higher ongoing costs related to the new ERP system, and increases in depreciation and amortization costs noted above. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

Loss on store closings and impairment of store assets.  Loss on store closings and impairment of store assets increased $0.5 million to $0.7 million during the thirty-nine weeks ended October 29, 2013. The increase in the loss during the thirty-nine weeks ended October 29, 2013 was mainly attributable to an increase in the amount of remaining lease commitments on stores that we closed during the thirty-nine weeks ended October 29, 2013.

Other expense, net.  Other expense, net, for both periods consisted primarily of interest expense. Interest expense increased $1.8 million, or 28.2%, to $8.2 million during the thirty-nine weeks ended October 29, 2013, compared to $6.4 million during the thirty-nine weeks ended October 30, 2012, primarily as a result of the 150 basis-point increase in the term debt borrowing rate in connection with the November 2012 amendment to the 2012 Senior Credit Facility.

Income tax expense.  We recognized $27.8 million of income tax expense during the thirty-nine weeks ended October 29, 2013, compared to $20.0 million of income tax expense during the thirty-nine weeks ended October 30, 2012. The effective tax rate was 38.5% during the thirty-nine weeks ended October 29, 2013, compared to 38.2% during the thirty-nine weeks ended October 30, 2012.

Our estimated full year effective tax rate for Fiscal 2013 is 38.6%, which is above the federal statutory rate of 35.0% primarily due to state income taxes.

Net income.  As a result of the above, our net income was $44.3 million during the thirty-nine weeks ended October 29, 2013 compared to $32.3 million during the thirty-nine weeks ended October 30, 2012.

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

Liquidity and Capital Resources

The following table summarizes the principal elements of our cash flows (in thousands):

	Thirty-Nine Weeks Ended
	October 30,	October 29,
	2012	2013
Total cash provided by (used in):
Operating activities	$66,455	$70,936
Investing activities	(102,339)	(43,382)
Financing activities	(1,207)	(26,872)
Net increase (decrease) in cash and cash equivalents	(37,091)	682
Cash and cash equivalents, beginning of period	47,946	14,556
Cash and cash equivalents, end of period	$10,855	$15,238

Operating cash flows. Net cash provided by operating activities was $70.9 million for the thirty-nine weeks ended October 29, 2013, compared to $66.4 million for the thirty-nine weeks ended October 30, 2012. The $4.5 million increase in cash flows from operating activities as compared to the prior year period was primarily due to (i) a $12.0 million improvement in net income, as increased by $2.8 million from the exclusion of the changes in noncash items included in net income compared to the prior year period, and (ii) changes in operating assets and liabilities which resulted in a decrease of operating cash flows of $10.3 million as compared to the prior year period and consisting primarily of (a) an incremental use of $9.8 million in cash for the payment of federal and state income taxes due to the utilization of net operating loss carryforwards in the prior year period that offset prior year taxable income, (b) a reduction of $4.7 million in cash provided from new store vendor funds as a result of a higher amount of such funds earned on stores acquired in the prior year, offset by (c) a $4.4 million decrease in cash requirements to satisfy obligations related to accounts payable and accrued liabilities assumed in acquisitions, (d) a $5.3 million decrease in cash requirements to purchase floor sample inventories for acquired stores, and (e) an incremental use of $5.5 million in cash from changes in other operating assets and liabilities related to our growth and from normal fluctuations.

Investing cash flows.  Net cash used in investing activities was $43.4 million for the thirty-nine weeks ended October 29, 2013, compared to net cash used of $102.3 million for the thirty-nine weeks ended October 30, 2012. The $58.9 million decrease was primarily due to a $49.5 million decrease related to the May 2012 Mattress Giant acquisition and the September 2012 Mattress X-Press acquisition, offset by the June 2013 Olejo acquisition and a $9.4 million decrease in capital expenditures as compared to the prior year period.

Financing cash flows.  Net cash used in financing activities was $26.9 million for the thirty-nine weeks ended October 29, 2013, compared to net cash used of $1.2 million for the thirty-nine weeks ended October 30, 2012. The $25.7 million increase was primarily the result of net repayments under the revolving portion of the 2012 Senior Credit Facility of $21 million, $5.8 million of repayments of term debt under the 2012 Senior Credit Facility, $0.5 million of cash used for the purchase of vested stock-based awards, partially offset by $1.3 million of cash provided by the exercise of common stock options and $0.3 million of cash provided by the excess tax benefits associated with stock-based awards.

Covenant Compliance

The 2012 Senior Credit Facility requires us to comply on a quarterly basis with financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. These financial covenants are measured using, among other things, Adjusted EBITDA of Mattress Holding Corp. and its subsidiaries, as adjusted to include pro forma results of acquisitions.

At October 29, 2013, there were no outstanding revolver borrowings under the 2012 Senior Credit Facility. There were standby letters of credit outstanding in the amount of $1.4 million and additional borrowing capacity of $98.6 million.

For more information about the restrictive covenants imposed on us by the 2012 Senior Credit Facility, please see “Risk Factors” in our Fiscal 2012 Annual Report.

We were in compliance with all of the financial covenants required under the 2012 Senior Credit Facility as of October 29, 2013. We believe that we will be able to maintain compliance with the various covenants required under our debt facilities for the next twelve months without amending the 2012 Senior Credit Facility or requesting waivers from the lenders that are a party to the agreement.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplemental measure. The following table contains a reconciliation of our net income determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 29,	October 30,	October 29,
	2012	2013	2012	2013
Net income	$12,456	$18,136	$32,277	$44,268
Income tax expense	8,484	11,117	19,972	27,756
Interest expense, net	2,097	2,543	6,385	8,185
Depreciation and amortization	6,257	7,687	16,432	21,128
Intangible assets and other amortization	(215)	660	972	1,813
EBITDA	29,079	40,143	76,038	103,150
Loss on store closings and impairment of store assets	196	(5)	267	739
Financial sponsor fees and expenses	12	12	63	36
Stock-based compensation	651	1,349	1,653	3,203
Secondary offering costs	1,935	—	1,935	—
Vendor new store funds(a)	304	229	937	1,212
Acquisition-related expenses(b)	3,025	8	10,074	458
Other(c)	(132)	685	(896)	1,849
Adjusted EBITDA	$35,070	$42,421	$90,071	$110,647

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

(c)                                  Consists of various items that management excludes in reviewing the results of operations, including $0.7 million and $1.9 million of ERP system implementation costs incurred during the thirteen and thirty-nine weeks ended October 29, 2013, respectively.

Reconciliation of Reported (U.S. GAAP) to Adjusted Statements of Operations Data

(In thousands, except share and per share amounts)

The following table provides a reconciliation of our “As Adjusted” statements of operations data for the thirteen and thirty-nine weeks ended October 30, 2012 and October 29, 2013 with the most directly comparable financial measures in our “As Reported”, or U.S. GAAP, statements of operations data. Our “As Adjusted” data is considered a non-U.S. GAAP financial measure and is not in accordance with, or preferable to, “As Reported,” or U.S. GAAP, financial data. However, we are providing this information as we believe it may enhance year-over-year comparisons for investors and financial analysts.

	Thirteen Weeks Ended
	October 30, 2012					October 29, 2013
	Income	Income		Diluted		Income	Income		Diluted
	From	Before In-	Net	Weighted	Diluted	From	Before In-	Net	Weighted	Diluted
	Operations	come Taxes	Income	Shares	EPS*	Operations	come Taxes	Income	Shares	EPS*
As Reported	$23,037	$20,940	$12,456	33,867,508	$0.37	$31,796	$29,253	$18,136	34,114,147	$0.53
% of sales	8.3%	7.6%	4.5%			9.7%	9.0%	5.6%
Acquisition-related costs (1)	3,025	3,025	1,850	—	0.05	—	—	—	—	—
Secondary offering costs (2)	1,935	1,935	1,443	—	0.04	—	—	—	—	—
ERP system implementation costs (3)	—	—	—	—	—	986	986	605	—	0.02
Total adjustments	4,960	4,960	3,293	—	0.10	986	986	605	—	0.02
As Adjusted	$27,997	$25,900	$15,749	33,867,508	$0.47	$32,782	$30,239	$18,741	34,114,147	0.55
% of sales	10.1%	9.3%	5.7%			10.0%	9.3%	5.7%

	Thirty-Nine Weeks Ended
	October 30, 2012					October 29, 2013
	Income	Income		Diluted		Income	Income		Diluted
	From	Before In-	Net	Weighted	Diluted	From	Before In-	Net	Weighted	Diluted
	Operations	come Taxes	Income	Shares	EPS*	Operations	come Taxes	Income	Shares	EPS*
As Reported	$58,634	$52,249	$32,277	33,885,162	$0.95	$80,209	$72,024	$44,268	34,073,307	$1.30
% of sales	7.8%	7.0%	4.3%			8.9%	8.0%	4.9%
Acquisition-related costs (1)	10,074	10,074	6,679	—	0.20	450	450	276	—	0.01
Secondary offering costs (2)	1,935	1,935	1,443	—	0.04	—	—	—	—
ERP system implementation costs (3)	—	—	—	—	—	2,831	2,831	1,736	—	0.05
Total adjustments	12,009	12,009	8,122	—	0.24	3,281	3,281	2,012	—	0.06
As Adjusted	$70,643	$64,258	$40,399	33,885,162	$1.19	$83,490	$75,305	$46,280	34,073,307	$1.36
% of sales	9.4%	8.6%	5.4%			9.2%	8.3%	5.1%

*Due to rounding to the nearest cent, totals may not equal the sum of the lines in the table above.

(1) On May 2, 2012, we acquired all of the equity interests of Mattress Giant, including 181 mattress specialty retail stores. On September 25, 2012, we acquired the assets and operations of Mattress X-Press, including 34 mattress specialty retail stores. On December 11, 2012, we acquired the assets and operations of Mattress Source, including 27 mattress specialty retail stores. On June 14, 2013, we acquired the assets and operations of Olejo, Inc., an online retailer primarily focused on mattresses and bedding-related products. Acquisition-related costs, consisting of direct transaction costs and integration costs, are included in the results of operations as incurred. During the thirteen weeks ended October 30, 2012 we incurred approximately $3.0 million of acquisition-related costs. During the thirty-nine weeks ended October 30, 2012 and October 29, 2013, we incurred approximately $10.1 million and $0.5 million of acquisition-related costs, respectively.

(2) Reflects $1.9 million of costs borne by us in connection with a secondary offering of shares of common stock by certain of our selling shareholders which was completed in October 2012.

(3) Reflects implementation costs included in the results of operations as incurred, consisting primarily of training-related costs in connection with the roll-out of the Microsoft Dynamics AX for Retail ERP system. During the thirteen and thirty-nine weeks ended October 29, 2013, we incurred approximately $1.0 million and $2.8 million of ERP system implementation costs, respectively.

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

Changes in Internal Control

During the thirteen weeks ended October 29, 2013, there were no changes in the Company’s internal controls over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

MATTRESS FIRM HOLDING CORP.

Date: December 6, 2013	By:	/s/ R. Stephen Stagner
R. Stephen Stagner
President and Chief Executive Officer (principal executive officer)

Date: December 6, 2013	By:	/s/ Jim R. Black
Jim R. Black
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: December 6, 2013	By:	/s/ Michael S. Galvan
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