Form 10-K
period 2014-01-28
MATTRESS FIRM HOLDING CORP.
filed 2014-03-27
CIK 1419852

Use these links to rapidly review the document
MATTRESS FIRM HOLDING CORP. Table of Contents
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2014
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

(713) 923-1090
Registrant's telephone number, including area code

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

          Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          On July 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock beneficially held by non-affiliates of the registrant was approximately $597.1 million. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).

          As of March 21, 2014, 34,013,610 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

          Items 10 through 14 of Part III of this Annual Report on Form 10-K incorporate by reference certain information from the registrant's definitive proxy statement for the 2014 annual meeting of stockholders, which the registrant intends to file with the Securities and Exchange Commission no later than 120 days after January 28, 2014, the end of the registrant's 2013 fiscal year. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws that relate to future events or our future financial performance. In many cases, you can identify forward- looking statements by terminology such as "may," "would," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. These forward-looking statements are made based on our management's expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and other factors could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements.

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

NOTE REGARDING TRADEMARKS AND SERVICE MARKS

        We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own that appear in this Annual Report on Form 10-K include "Mattress Firm®," "Comfort By Color®," "Mattress Firm Red Carpet Delivery Service®," "Hampton & Rhodes®," "Mattress Firm SuperCenter®," "Happiness Guarantee®," "Replace Every 8®," "Save Money. Sleep Happy®," "Sleep Happy™,"" "Side by side before you decide™," "Nobody Sells for Less, Nobody!™" and "All the best brands...All the best prices!®." Trademarks, trade names or service marks of other companies appearing in this Annual Report on Form 10-K are, to our knowledge, the property of their respective owners.

NOTE REGARDING MARKET AND INDUSTRY DATA

        Industry and market data included in this Annual Report on Form 10-K were obtained from our own internal data, data from industry trade publications and groups (primarily Furniture Today, Workplace Dynamics and the International Sleep Products Association, or "ISPA"), consumer research and marketing studies and, in some cases, are management estimates based on industry and other knowledge and experience in the markets in which we operate. Our estimates have been based on information obtained from our suppliers, customers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates and the third party information mentioned above to be accurate as of the date of this Annual Report on Form 10-K.

MATTRESS FIRM HOLDING CORP.

Part I

Item 1.    Business

        Unless the context otherwise requires, the terms "Mattress Firm," "our company," "the Company," "we," "us," "our" and the like refer to Mattress Firm Holding Corp. and its consolidated subsidiaries. Unless otherwise indicated, (i) the term "our stores" refers to our company-operated stores and our franchised stores and (ii) when used in relation to our company, the terms "market" and "markets" refer to the metropolitan statistical area or an aggregation of the metropolitan statistical areas in which we or our franchisees operate.

        In this report, we refer to earnings before interest, taxes, depreciation and amortization as "EBITDA" and we refer to earnings before interest expense, taxes, depreciation and amortization and other adjustments (such as goodwill impairment charges, loss on store closings and acquisition expenses), or "Adjusted EBITDA." EBITDA and Adjusted EBITDA are not performance measures under accounting principles generally accepted in the United States, or "U.S. GAAP." See "Item 6. Selected Financial Data" below for a definition of EBITDA and Adjusted EBITDA and a reconciliation of Adjusted EBITDA to EBITDA and to net income.

        We report on the basis of a 52- or 53-week fiscal year, which ends on the Tuesday closest to January 31. Each fiscal year is described by the period of the calendar year that comprises the majority of the fiscal year period. For example, the fiscal year ended January 28, 2014 is described as "fiscal 2013."Fiscal 2013 contained 52 weeks.

Our Company

        We are a leading specialty retailer of mattresses and related products and accessories in the United States. As of January 28, 2014, we and our franchisees operated 1,225 and 136 stores, respectively, primarily under the Mattress Firm name, in 89 markets across 35 states. In 2012, we ranked first among the top 100 U.S. furniture stores for growth in store count and second in percentage increase in sales and first overall in total sales among specialty retailers according to Furniture Today. Based on our analysis of information published to date in Furniture Today and Company data, we believe that, among multi-brand mattress specialty retailers in the United States, we have the largest geographic footprint, the greatest number of stores nationwide and the highest levels of net sales on an aggregate basis. We believe that, in our markets, Mattress Firm is a highly recognized brand known for its broad selection, superior service and compelling value proposition. Based on our analysis of public store information for our competitors and our Company data, we believe that in the markets we have operated stores in for more than one year that more than 90% of our company-operated stores in these markets are in markets in which we had the number one market share position as of January 28, 2014. Since our founding in 1986 in Houston, Texas, we have expanded our operations across four time zones, with the goal of becoming the premier national mattress specialty retailer. Mattress Firm Holding Corp. is a Delaware corporation incorporated in January 2007 under the name Mattress Interco, Inc. Through a reorganization that occurred in January 2007 and subsequent acquisitions, Mattress Firm Holding Corp. acquired its consolidated subsidiaries including Mattress Firm, Inc., the primary operating subsidiary.

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

  •
  differentiated marketing approach;

  •
  price, comfort and service guarantees;

  •
  superior customer service by our educated, extensively-trained and commissioned sales associates of whom over 96% are full-time employees;

  •
  Mattress Firm Red Carpet Delivery Service®, which includes a three-hour delivery window; and

  •
  highly visible and convenient store locations in major retail trade areas.

        Our stores effectively provide our customers with a convenient "one stop shop" buying experience. We carry a broad assortment of leading national mattress brands and our exclusive brands, both containing a wide range of styles, sizes, price points and unique features. We provide our customers with their choice of traditional mattresses, including Sealy, Stearns & Foster and Simmons, as well as specialty mattresses, such as Tempur-Pedic® for which we are the largest retailer in the United States, Serta's iComfort® line and Tempur Sealy's Optimum™ line. We also offer a variety of bedding-related products and accessories.

        We drive profitability in the markets in which we operate by penetrating a market with stores and leveraging fixed and discretionary costs, such as occupancy and advertising, as we gain sales volume, grow our brand presence and advance our operational scale. We have a proven track record of growing our store base through organic new store openings and acquisitions that typically include rebranding of the acquired stores to Mattress Firm. In fiscal 2013, we generated net sales, Adjusted EBITDA (non US GAAP measure) and net income of $1,216.8 million, $140.0 million and $52.9 million, respectively. (See "Item 6. Selected Financial Data" for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.) From February 2, 2011 to January 28, 2014, we added 721 stores, which included 343 stores added through opportunistic, strategic acquisitions. Many of these stores were located in existing markets which allows us to further fuel our relative market share model and increase advertising spend to drive top line sales while gaining operational efficiencies. We grew our net sales as well as Adjusted EBITDA at compound annual rates of 20.0% and 17.0%, respectively, during the same period.

        During fiscal 2013, we completed the acquisition of substantially all of the operations and assets of Olejo, Inc., a growing online retailer focused primarily on mattresses and related accessories, the equity interests in NE Mattress People, LLC (which operated Mattress People stores), substantially all of the operations and assets of Perfect Mattress of Wisconsin, LLC (which was a franchisee of ours), and the assets and operations of two mattress-related retail stores in the Houston market ("Mattress Expo"). These acquisitions will allow us to further increase our penetration levels in markets in Iowa, Wisconsin, Illinois and Texas as well as enter a new market in Nebraska.

        We believe we have a compelling opportunity to further penetrate the fragmented specialty retail mattress industry through opportunistic, strategic acquisitions and continue profitable growth into the future.

Business Segments

        For financial information about our reportable segments, see Note 1 to Consolidated Financial Statements.

Our Industry

Overall Market

        We operate in the U.S. mattress retail market, in which net sales amounted to $13.6 billion in calendar year 2012, the most recent year for which industry retail sales data has been published. The market is highly fragmented, with no single retailer holding more than a 9% market share and the top ten participants accounting for less than 35% of the total market. According to Furniture Today, in

2012, mattress specialty retailers had a market share of approximately 46%, which represented the largest share of the market, having more than doubled their share over the past 15 years.

        According to the information released in December 2013 by Furniture Today, the industry is expected to grow wholesale dollar sales by 3.5% in 2014. We believe that several trends support the positive outlook for long-term growth of the U.S. mattress retail market:

  •
  First, with increased advertising that focuses on the benefits of a better night's sleep, consumers have shown an increasing willingness to spend more money on mattresses and related products that are of a higher quality and provide extra comfort. The average price for a mattress at wholesale has increased from $100 in 1993 to $278 in 2012, representing an average annual growth rate of 5.1%. This increasing price point trend is primarily the result of: (1) an industry shift towards specialty mattresses, such as foam and air mattresses, which were sold at wholesale for an average of $559 per mattress in 2012 compared to $224 for a traditional innerspring mattress and (2) consumers desiring more expensive innerspring mattresses that have enhanced technology and comfort features.

  •
  Second, there have been recent technological improvements made to mattresses that are leading people to replace their old mattresses. We believe Mattress Firm is at the forefront of these technological changes, as demonstrated by the variety of specialty mattresses we offer. Specialty product sales comprised 45.3%, 50.1% and 44.4% of our net sales for fiscal 2011, fiscal 2012 and fiscal 2013, respectively.

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

Distribution Channels

        Wholesale.    The U.S. wholesale mattress industry, which includes mattresses and their supporting box springs (also referred to as foundations), and as tracked by ISPA, was comprised of a $6.8 billion market in 2012. The U.S. wholesale mattress segment (which excludes foundations) accounted for $5.5 billion of the total and has grown at an average annual rate of 6.4% since 1993. The mattress segment has historically experienced stable growth, as 2008-2009 was the only period in over 30 years during which the segment experienced a multi-year decline in mattress sales. We believe that the industry has the potential to return to its pre-2008 levels, and that we are poised to take advantage of that future growth.

        Retail.    The U.S. retail mattress market is made up primarily of mattress specialty retailers, furniture retailers and department stores. Retailers compete based on product selection, customer experience, service, price, store location and brand recognition.

  •
  Mattress Specialty Retailers focus primarily on mattresses and related products and accessories and typically have a broader product selection and quicker availability as compared to other mattress retail channels. Consumers have shown a preference to purchase their mattresses in this channel due to the broad merchandise assortment and higher quality service they receive. As a result, this channel has gained considerable market share relative to traditional furniture stores and department stores, having experienced a market share increase from 19% in 1993 to 46% in 2012 (the most recent year for which retail distribution channel data has been published).

  •
  Traditional Furniture Stores typically dedicate a majority of their retail floor space to home furnishings other than mattresses. While this channel comprised the majority of the U.S.

    mattress retail industry prior to 1993, it has lost significant market share since that time, decreasing from 56% in 1993 to 35% in 2012.

  •
  Department Stores include many of the larger national chains selling a variety of products from clothing to home furnishings. Like traditional furniture stores, department stores have lost market share in the mattress category, decreasing from 11% in 1993 to 5% in 2012.

  •
  Other distributors of mattress products generally include big box retailers, warehouse clubs, catalogs, telemarketing, direct marketing, the internet, discount department stores, furniture rental stores and factory direct operators. While the constituents within this category have shifted somewhat since 1993, their aggregate market share has remained steady at approximately 14% in both 1993 and 2012.

Brand Overview

        There are nearly 500 manufacturers in the bedding industry, with the three largest manufacturers, Serta, Tempur Sealy and Simmons, representing approximately 68% of the dollar value of the mattress market in 2012 (during which time Tempur-Pedic and Sealy were separate companies) while the 15 largest manufacturers accounted for approximately 88% during the same period. In March 2013, Sealy merged with a subsidiary of Tempur-Pedic and, while continuing to operate as independent companies, Serta and Simmons currently share a controlling stockholder. The effect of these business combinations and further consolidation among manufacturers remains to be seen, but could have an effect on product offerings and pricing. In general, the bedding industry has faced little competition from imported products as a result of the short lead times required by mattress retailers, high shipping costs and relatively low direct labor expenses in mattress manufacturing. Manufacturers sell traditional innerspring products and specialty products across a wide range of styles, sizes, price points and technologies.

Merchandising

        We believe our destination store retail concept provides our customers with a distinctive shopping experience, by offering an extensive assortment of mattresses and bedding-related products, featuring the best known national brands, a strong value proposition and superior service in a conveniently located, comfortable store environment.

Products

        We carry over 75 different models and styles of conventional and specialty mattresses across a wide range of price points. We focus on the best-known national brands but also offer our customers our Hampton & Rhodes® private label mattresses. Because of our strong relationships with our key suppliers, we are able to offer our customers many exclusive products that are available only to us, which adds to our competitive differentiation. Periodically, we also carry limited quantities of special/opportunistic buys and our Mattress Firm SuperCenter® stores carry additional special buys as well as clearance and marked-down merchandise. All of the mattresses we purchase are assembled in the United States, and certain bedding-related furniture products are sourced from Asia.

        Conventional Mattresses.    Conventional mattresses, such as those manufactured by Tempur Sealy (including Sealy Posturepedic and Stearns & Foster) and Simmons (including Simmons Beautyrest), utilize steel-coil innersprings to provide comfort and support. These conventional mattresses represented approximately 68% of bedding industry sales in the United States in 2012 and approximately 47% of our total net sales in fiscal 2013. In addition to these national brands, we also offer our Hampton & Rhodes® private label mattresses to provide our customers a greater choice of value among conventional mattresses.

        Specialty Mattresses.    Specialty mattresses, such as the Tempur-Pedic® brand manufactured by Tempur Sealy, utilize materials other than steel-coil innersprings to provide comfort and support. These specialty mattresses represented approximately 32% of bedding sales in the United States in 2012 and approximately 44% of our total net sales in fiscal 2013. Our assortment of specialty mattresses that utilize viscoelastic foam, also referred to as memory foam, which feature a high-density, temperature sensitive foam core that alleviates pressure points, and tossing and turning by contouring to one's body. Tempur-Pedic introduced viscoelastic beds in the United States in 1992 and we believe Tempur Sealy remains the leader in the U.S. market for viscoelastic foam mattresses. We carry a wide range of specialty Tempur-Pedic® mattresses for which we are the largest retailer in the United States, viscoelastic foam products infused with a gel material manufactured by Serta and marketed under the name iComfort®, and similar products manufactured by Tempur Sealy and marketed under the name Optimum™.

        Furniture and Accessories.    In our stores and online we carry an assortment of furniture and accessories, including bed frames, mattress pads and pillows. Furniture and accessories represented approximately 7% of our total net sales in fiscal 2013.

Pricing Strategy

        Our strong price and value proposition is a critical element of our merchandise strategy. We strive to provide customers the best possible value in our markets, supported by event driven print, radio and television advertising and promotions, and offer our customers a low price guarantee whereby we will beat our competitor's advertised price on a comparable or identical sleep set by 10% and refund the customer the difference within a specified time after purchase. In addition, we supplement our regular merchandise line-up with special buys and clearance products at our Mattress Firm SuperCenter® stores to reinforce our value proposition and strong price image by offering a wide range of price points from promotional products (such as a $49 twin-size mattress) to luxury products (such as a $9,299 king-size set). As we continue to grow our national presence, we believe this provides us with a stronger position to negotiate more favorable terms with our vendors, creating incremental value for both our customers and our shareholders.

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

        After-sale service represents an important part of our overall customer service offering. We believe our Mattress Firm Red Carpet Delivery Service®, under which we generally provide same day delivery service within a three-hour delivery window, is distinctive in the industry. We also provide our customers with comfort satisfaction and price guarantees, in addition to manufacturers' warranties for product defects.

Store Design and Layout

        We primarily utilize two store formats: (i) our traditional store format which averages approximately 4,300 square feet and (ii) our larger Mattress Firm SuperCenter® store format which averages approximately 6,700 square feet. As of January 28, 2014, we had 983 stores in our traditional store format and 242 stores in our Mattress Firm SuperCenter® store format. Our traditional stores are bright and open and have a warm, contemporary feel. We use wood, ceramic tile and carpet flooring and natural wood fixtures and shutters to create a comfortable, home-like look and feel. Traditional stores feature a Value Zone display area that efficiently conveys a broad assortment of value priced/promotional conventional bedding. In total, we offer over 75 different models and styles of conventional and specialty mattresses across a wide range of price points in our traditional stores conveying category dominance to our customers.

        Our Mattress Firm SuperCenter® stores incorporate all of the design elements of our traditional stores and also have a specially merchandised warehouse rack area to display our clearance, overstock and returned products. The warehouse rack merchandise display and signage reinforce our value proposition to our customers.

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

        Message.    Our marketing campaign has a three-prong approach to inform and educate customers as to why they should buy, why they should choose Mattress Firm and why they should "buy now". Replace Every 8® is a proprietary campaign message to capture consumer interest and educate them on the recommended mattress replacement frequency for optimal health and comfort. Sleep Happy™ is Mattress Firm's unique selling proposition to ensure customers are happy with their price, comfort and service. Promotional events to motivate customers to "buy now" include long term financing, All the best brands...All the best prices!® and Side by side before you decide™. These elements combined with our memorable spokespeople and proprietary song offer compelling reasons for consumers to buy from Mattress Firm.

        Traditional Media.    Our media strategy focuses on building awareness with our target customer to drive market share. Approximately sixty percent of our media mix is broadcast, designed to build greater recognition of the Mattress Firm brand, and emphasize what we believe to be our key competitive strengths. Print media accounts for approximately 25% of our media mix which helps fuel traffic both in our retail stores and online. We monitor traffic patterns and sales hourly and can impact media changes through our comprehensive model by market to maximize our return on advertising investment.

        Alternative Media.    Our online search engine marketing and alternative media presence has increased each year based on trends and productivity and now accounts for approximately 15% of our total media mix. Additionally, we utilize our social media and public relations strategy to build awareness and engage in interactions with consumers as a relevant source of information in our industry. We follow online conversations daily and develop engaging content to distribute via our Facebook, Twitter, Blog or YouTube sites. Digital media helps educate our consumers on the importance of a new mattress and builds our connection with their awareness. In addition, to expose Mattress Firm to additional potential consumers across existing markets and drive qualified, invested traffic, we have partnered with other companies to leverage business-to-business channels.

        Analysis.    To ensure focused marketing, we have implemented a targeted market-level media and message program. To maximize the efficiencies and effectiveness of these efforts, we use ShopperTrak, a nationally recognized company that monitors store traffic patterns and sales, which we consider key performance indicators. As of January 28, 2014, we utilized ShopperTrak in approximately 59% of our company-operated stores. We believe that this is a critical component to understanding our advertising program, spotting trends, supporting market-level tests and increasing local market share.

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

        We operate 55 distribution centers, supporting all of our company-operated stores. In substantially all of our markets, a single distribution center serves all of the stores in that market. Our four primary suppliers deliver mattresses to most of our distribution centers within 48 hours of order, up to five days per week. We replenish our distribution centers based on the rate of sales, promotions and predetermined stocking levels. Our merchandise is received, inspected and processed at our distribution centers and then delivered to our customers' homes or, to a lesser extent, to our stores. The majority of our sales result in the delivery of product from our distribution centers to our customers' homes. In all but six of our markets, we contract for the delivery of merchandise to our customers.

Supply Agreements

        Effective January 1, 2014, we entered into a new master retailer agreement with each of Serta and Simmons. The master retailer agreements provide general terms governing our relationship with each vendor. The master retailer agreements will terminate on December 31, 2017, unless terminated earlier by either party in accordance with the terms of the agreement. Each master retailer agreement provides for the establishment of annual merchandising programs that will provide for co-operative advertising funds, volume-based incentives and other terms mutually agreed upon by the parties in respect of the applicable year.

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

        Field Management Organization and Store Staffing.    Our store operations are centralized, with corporate-level guidelines providing for chain-wide consistency, while still allowing store level flexibility to meet our customers' value and service requirements. As of January 28, 2014, we employed 299 area managers, 29 market managers, 103 district managers and 17 territory sales directors, who, in conjunction with our corporate recruiting and training department, are responsible for the hiring and training of store associates, assistant managers and store managers. Our training and communications programs are designed to ensure chain-wide consistency of merchandise presentation, communicate corporate information to stores and monitor sales and profit performance. In addition, our district and area managers are primarily responsible for developing store managers, assistant managers and sales associates for succession and career development opportunities.

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

Franchise Operations

        As of January 28, 2014, our 12 franchisees operated 136 stores in 25 markets. In fiscal 2013, we received $5.6 million in franchise fees and royalty income from our franchisees. We grant franchises by territory, and have granted more than one franchise territory to some of our franchisees. We believe we are diligent in our selection of our franchisees, putting them through multiple vetting processes to ensure they are capable of operating the business at a high level.

        Our franchise agreements typically give franchisees the exclusive right to operate Mattress Firm stores in a specified territory and generally contain a 20 or 30 year term, and generally include a renewal option for the franchisee ranging from a five to 10 year period, subject to certain conditions. The franchisees are required to pay an initial fee each time they open a store. In addition, the franchisees also pay us royalties based on gross sales. The agreements require franchisees to operate their businesses in accordance with our standard operating procedures, including specifications for the appearance, floor plans, signage, fixtures, displays, staffing and operations of stores. The agreements generally require franchisees to provide us with quarterly profit and loss statements, so that we can monitor their ongoing performance and proactively identify any trouble areas. We generally have the right to inspect and audit their books and records at any time during business hours. During the term of the franchise agreement and subject to certain geographic limitations, for three years after termination of the franchise agreement, franchisees may not operate, directly or indirectly, any other business selling bedding products or furniture. In exchange, we provide franchisees with our standard operations manual, sales training, print advertising materials, and assistance in selecting store sites. We also have a right of first refusal on the sale of each franchise and/or its equipment and inventory and, in certain instances, options to purchase the franchisee's business at a predetermined time and purchase price.

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

Seasonality

        Our business is subject to seasonal fluctuation, with the highest sales activity normally occurring during the second and third quarters of our fiscal year primarily due to a concentration of summer season holidays, including Memorial Day, the Fourth of July and Labor Day. While we expect this trend to continue for the foreseeable future, we also expect that the timing of new store openings and the acquisitions we have made or may make and the timing of those acquisitions may have some effect on the impact of these seasonal fluctuations.

Information Systems

        We have been using the General Electric Retail Systems ("GERS") since May 2004. This system provides sales tracking, inventory management, financial reporting and warehouse management capabilities. Due to current and planned store growth, the version of GERS that we currently utilize is approaching its maximum capacity. We are in the process of implementing Microsoft Dynamics AX for Retail ("Microsoft AX") as a replacement to GERS. We believe Microsoft AX will provide the similar core functionality of GERS with the added ability to support our growth strategy. We have completed the implementation of the Microsoft AX point-of-sale and supply chain functionality in 35 markets and will continue to implement the system to our remaining 33 markets throughout fiscal 2014.

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

        We have an e-commerce platform which makes up less than 2% of our net sales for the 2013 fiscal year. This platform allows our customers to shop on the internet, purchase products and schedule in-home delivery nationwide. Our websites also utilize social media to build a community of customers and interactive chat to improve the customer's internet experience.

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

Employees

        As of January 28, 2014, we had approximately 3,861 employees, substantially all of whom were employed by us on a full-time basis. None of our employees are covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

        We were recognized on a national level as the 7th top workplace in Workplace Dynamics' "Top 150—National Top Workplaces 2013" list.

Government Regulation

        We believe that we are in compliance in all material respects with the laws to which we are subject. In particular, our business subjects us to regulation in the following areas:

        Regulations relating to consumer protection and the bedding industry.    Our operations are subject to federal, state and local consumer protection regulations and other regulations relating specifically to the bedding industry. These regulations vary among the states where we operate, but generally impose requirements as to (i) the proper labeling of bedding merchandise, (ii) restrictions regarding the identification of merchandise as "new" or otherwise, (iii) controls as to hygiene and other aspects of product handling, and (iv) marketing language and promotions used in connection with the offer and sale of products and, in all cases, penalties for violations. We also are subject to a standard established by the U.S. Consumer Product Safety Commission, which sets mandatory national fire performance criteria for all mattresses sold in the United States on or after July 1, 2007.

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

        Our comparable-store sales and operating results have experienced fluctuations, which can be expected to continue. Numerous factors affect our comparable-store sales results, including among others, the timing of new and relocated store openings, the relative proportion of new and relocated stores to mature stores, cannibalization resulting from the opening of new stores in existing markets, the acquisition and rebranding of competitors' stores in existing Mattress Firm markets (including the timing of such acquisitions), changes in advertising and other operating costs, the timing and level of markdowns, changes in our product mix, weather conditions, retail trends, the retail sales environment, economic conditions, inflation, the impact of competition and our ability to execute our business strategy efficiently. As a result, comparable-store sales and operating results may fluctuate, and may cause the price of our common stock to fluctuate significantly. Therefore, we believe period-to-period comparisons of our results may not be a fair indicator of, and should not be relied upon as a measure of, our operating performance.

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

        For example, during fiscal 2013, we acquired 39 stores formerly operated by our Wisconsin franchisee, two Mattress Expo stores, all of the equity interests of NE Mattress People, LLC, which operated five stores under the brand Mattress People, and the operations of Olejo, Inc., an online retailer primarily focused on mattresses and bedding-related products. If we are unable to fully integrate or successfully manage these acquired businesses or any other business that we acquire, we may not realize anticipated cost savings, improved efficiencies or revenue growth, which may result in reduced profitability or operating losses. In addition, we may face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. Moreover, acquisitions of businesses may require the issuance of additional equity financing, which would result in the dilution of our existing shareholder base. The realization of all or any of the risks described above could materially and adversely affect our reputation and our results of operations.

A deterioration in our relationships with, or a deterioration of the brand images of, our primary suppliers could adversely affect our brand and customer satisfaction and result in reduced sales and operating results.

        We currently rely on Tempur Sealy, Simmons and Serta as our primary suppliers of branded mattresses. Purchases of products from these three manufacturers accounted for 76% of our mattress product costs for fiscal 2013. Because of the large volume of our business with these manufacturers and our use of their branding in our marketing initiatives, our success depends on the continued popularity and reputation of these manufacturers. Additionally, our continued focus on increasing market share may result in a reduction of retailers who hold stronger relationships with certain of these vendors than us, which could affect our relationship with these vendors. Any (i) deterioration of their brand image, (ii) reduction in vendor incentives, (iii) adverse change in our relationship with any of them, (iv) an adverse change in their financial condition, production efficiency, product development or marketing capabilities or (v) deterioration in our relationship could adversely affect our own brand and the level of our customers' satisfaction, among other things, which could result in reduced sales and operating results.

        We use Corsicana and Sherwood Bedding as the primary suppliers of our private label mattresses, which accounted for 13% and 1%, respectively, of our mattress product costs for fiscal 2013. If our relationships with Tempur Sealy, Simmons, Serta, Sherwood Bedding or Corsicana are terminated or otherwise impaired, or if any of them materially increase their prices, it could have a material adverse effect on our business and financial condition.

We depend on a limited number of primary suppliers, and any failure by any of them to supply us with products may impair our inventory and adversely affect our ability to meet customer demands, which could result in a decrease in net sales.

        Through our operating subsidiaries, we maintain supply agreements with two subsidiaries of Tempur Sealy, Simmons, Serta, Sherwood Bedding and Corsicana, among others. Our current suppliers may not continue to sell products to us on acceptable terms or at all, and we may not be able to establish relationships with new suppliers to ensure delivery of products in a timely manner or on terms acceptable to us. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. We are also dependent on suppliers for assuring the quality of merchandise supplied to us. Our inability to acquire suitable merchandise in the future or the loss of one or more of our suppliers and our failure to replace them may harm our relationship with our customers and our ability to attract new customers, resulting in a decrease in net sales.

Certain of our suppliers have recently undergone business combinations, which may reduce product offerings and increase pressures on pricing.

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

        We offer financing to consumers through third party consumer finance companies. In fiscal 2013, approximately 38% of our sales were financed through third party consumer finance companies, and we plan to continue to offer such financing services. Our business is affected by the availability and terms of financing to customers. During much of the fourth quarter of fiscal 2008 and continuing into fiscal 2009, we experienced significantly lower credit approval rates for our customers. Sales results were negatively affected as a result. Another reduction of credit availability to our customers could have a material impact on our results of operations.

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

        Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing and sales personnel. Our executive officers include Steve Stagner, our President and Chief Executive Officer, Steve Fendrich, our Chief Strategy Officer, Jim Black, our Executive Vice President and Chief Financial Officer, and Ken Murphy, our Chief Operating Officer. We have an employment agreement with each of Messrs. Stagner, Fendrich and Black. If any of these executive officers cease to be employed by us, we would have to hire additional qualified personnel. Our ability to successfully hire other experienced and qualified executive officers cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry. As a result, the loss or unavailability of any of our executive officers could have a material adverse effect on us.

Our substantial debt could adversely affect us, make us more vulnerable to adverse economic or industry conditions and prevent us from fulfilling our debt obligations or from funding our expansion strategy.

        We have a substantial amount of debt outstanding. As of January 28, 2014, we had $221.2 million of total indebtedness, consisting primarily of $219.1 million outstanding under the credit agreement with UBS Securities LLC and certain of its affiliates and other lenders entered into by Mattress Holding Corp., an indirect subsidiary of ours, as amended on November 5, 2012 and as further amended on February 27, 2014 (the "2012 Senior Credit Facility"). Our substantial indebtedness could have serious consequences, such as:

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

        We will be required to repay borrowings under our 2012 Senior Credit Facility on January 18, 2016. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

        We historically have experienced and expect to continue to experience seasonality in our net sales and net income. We generally have experienced more sales and a greater portion of income during the second and third quarters of our fiscal year due to a concentration of holidays such as Memorial Day, the Fourth of July and Labor Day occurring in the summer and a higher number of home sales occurring in autumn. Over the past five fiscal years, (i) the second fiscal quarter generated 25.6% of our net sales, (ii) the third fiscal quarter generated 26.8% of our net sales and (iii) the other fiscal quarters generated 47.7% of our net sales. We expect this seasonality to continue for the foreseeable future. Any decrease in our second or third quarter sales, whether because of adverse economic conditions, a slowdown in home sales, adverse weather conditions, timing of holidays or acquisitions within our quarters or other unfavorable circumstances or prolonged atypical adverse weather conditions in our primary markets during any quarter, could have a disproportionately adverse effect on net sales and operating results for the entire fiscal year.

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

        Our products and our marketing and advertising programs are and will continue to be subject to regulation in the U.S. by various federal, state and local regulatory authorities, including the FTC. Compliance with these regulations may have an adverse effect on our business. In addition, our operations are subject to federal, state and local consumer protection regulations and other laws relating specifically to the bedding industry. For example, U.S. Consumer Product Safety Commission has adopted rules relating to fire retardancy standards for the mattress and pillow industry. State and local bedding industry regulations vary among the states in which we operate but generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as "new" or otherwise, controls as to hygiene and other aspects of product handling, sales and resales and penalties for violations. We and/or our suppliers may be required to incur significant expense to the extent that these regulations change and require new and different compliance measures. For example, new legislation aimed at improving the fire retardancy of mattresses or regulating the handling of mattresses in connection with preventing or controlling the spread of bed bugs could be passed, which could result in product recalls or in a significant increase in the cost of operating our business. In addition, failure to comply with these various regulations may result in penalties, the inability to conduct business as previously conducted or at all, and/or adverse publicity, among other things.

        We are also subject to FTC and state laws regarding the offering of franchises and their operations and management. State franchise laws may delay or prevent us from terminating a franchise or withholding consent to renew or transfer a franchise. We may, therefore, be required to retain an underperforming franchise and may be unable to replace the franchise, which could have an adverse effect on franchise revenues. Although we believe that we are in compliance with these bedding industry and franchise regulations, we may be required in the future to incur expense and/or modify our operations in order to ensure such compliance.

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

        An important part of our success is due to our ability to deliver mattresses and bedding-related products quickly to our customers. This in turn is due to our successful planning and distribution infrastructure, including merchandise ordering, transportation and receipt processing, the ability of our suppliers to meet our distribution requirements and the ability of our contractors to meet our delivery requirements. Our ability to maintain this success depends on the continued identification and implementation of improvements to our planning processes, distribution infrastructure and supply chain. We also need to ensure that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. The cost of these enhanced processes could be significant and any failure to maintain, grow or improve them could adversely affect our operating results. Our business could also be adversely affected if there are delays in product shipments to us due to freight difficulties, difficulties of our suppliers or contractors involving strikes or other difficulties at their principal transport providers or otherwise.

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

        Under the terms of our supply agreements with some of our major suppliers of conventional mattress products, we are currently compensated to assume the risk for returns resulting from product defects. We also provide our customers with a 100-day comfort satisfaction guarantee whereby, within 100 days from the date of original purchase, if the customer is not satisfied with the new mattress, we will exchange it for a mattress of equal or similar quality with no exchange fee, subject to standard transportation charges. Additionally, we provide our customers with a low price guarantee whereby if a customer finds the same or comparable sleep set advertised for less than our displayed or advertised price within 100 days of purchase, we will beat our competitor's advertised price on such comparable sleep set by 10% and refund the customer the difference. While we establish reserves at the time of sale for these exposures, there can be no assurance that our reserves adequately reflect this exposure and no assurance that warranty claims and comfort exchange return rates will remain within acceptable levels. An increase in warranty claims and comfort exchange return rates could have a material adverse effect on our business, financial condition and results of operations.

If we determine that our goodwill or other acquired intangible assets are impaired, we may have to write off all or a portion of the impaired assets.

        As of January 28, 2014, we had goodwill and intangible assets, net of accumulated amortization, of $366.6 million and $84.4 million, respectively. In fiscal 2008, as a result of the global economic crisis, we incurred goodwill and intangible asset impairments of $105.0 million, and we may incur goodwill and intangible asset impairments in the future. We recognized a $0.5 million impairment of goodwill related to two markets in fiscal 2010. Additionally in fiscal 2012 we incurred a $2.1 million intangible trade name impairment related to the Mattress Discounters trade name in relation to our decision to re-brand the majority of the stores in the Virginia Beach market to Mattress Firm in fiscal 2013. Management is required to exercise significant judgment in identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions. Current accounting guidance requires that we test our goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if warranted by the circumstances. Any changes in key assumptions about the business units and their prospects or changes in market conditions or other external factors could result in an impairment charge, and such a charge could have a material adverse effect on our business, results of operations and financial condition. In addition, as we test goodwill impairment at the reporting unit level, which is at a regional level, we may be required to incur goodwill impairment charges based on adverse changes affecting a particular region, regardless of our overall performance. Such impairment charges may have a material adverse effect on our results of operations.

Historically, we have experienced losses on store closings and impairment of store assets. There can be no guarantee that we will not experience similar or greater losses of this kind in the future due to (i) general economic conditions, (ii) competitive or operating factors, or (iii) other reasons, which may have a material adverse effect on our results of operations.

        We experienced losses on store closings and impairment of store assets of $0.8 million, $1.1 million and $1.5 million in fiscal 2011, fiscal 2012 and fiscal 2013, respectively. These amounts include a non-cash impairment charge for long-lived assets to reduce the carrying value to estimated fair value based on our periodic assessment of whether projected future cash flows of individual stores are sufficient to recover the carrying value of the related assets. This non-cash impairment charge for long-lived assets consists primarily of store leasehold costs and related equipment and was $0.1 million, $0.2 million and $0.5 million during fiscal 2011, fiscal 2012 and fiscal 2013, respectively. If we are forced to close stores in the future due to general economic conditions, competitive or operating factors or other reasons, the related losses may have a material adverse effect on our results of operations. In addition, if we are unsuccessful in our expansion strategy and are required to close a large number of stores, the risk of incurring losses on store closings may increase.

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

        We depend largely upon our information technology systems in the conduct of all aspects of our operations. If our information technology systems fail to perform as anticipated, we could experience difficulties in virtually any area of our operations, including but not limited to replenishing inventories or in delivering our products to store locations in response to consumer demands. In addition, we are in the process of replacing our enterprise resource planning ("ERP") system and commenced pilot market implementation of the point-of-sale and supply chain functionality in August 2012. As the new system is implemented, we may experience difficulties in transitioning from the old system, including loss of data and decreases in productivity as our personnel become familiar with the new system. Additionally, until all of our markets are operating on the new system, we will be required to operate and support the old system and the new system concurrently, which may increase costs and otherwise adversely affect our ability to operate our business. As of January 28, 2014, only 51% of our markets were operating on the new ERP system. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our information systems to respond to changes in our business needs, our ability to run our business could be adversely affected. It is also possible that our competitors could develop better e-commerce platforms than ours, which could negatively impact our internet sales. Any of these or other systems-related problems could, in turn, adversely affect our sales and profitability.

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

        As of January 28, 2014, approximately 10% of our stores were operated by franchisees. During fiscal 2011, fiscal 2012 and fiscal 2013 we derived $4.7 million, $5.4 million and $5.6 million, respectively, from franchise fees and royalties. Franchisees are independent contractors and are not our employees. We provide training and support to franchisees, but the quality of franchised store operations may be diminished by any number of factors beyond our control, including (i) the closing of franchised stores, (ii) the failure of franchisees to comply with our standard operating procedures, (iii) failure to honor our national advertising campaign offers, (iv) effectively run their operations, (v) the failure of franchisees to hire and adequately train qualified managers and other personnel, or (vi) the failure of franchisees to appropriately manage our brand could adversely affect our image and reputation, and the image and reputation of other franchisees, and could reduce the amount of our revenues and our franchise revenues, which could result in lower franchise fees and royalties to us. Additionally, from time to time, we are involved in legal proceedings instituted by third parties relating to actions or inactions of our franchisees, which divert resources away from other operations and may result in adverse publicity. These factors could have a material adverse effect on our financial condition and results of operations. In addition, litigation with franchisees that may arise from time to time could be costly and the outcome thereof would be difficult to predict.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters are located in Houston, Texas and adjoins one of our Mattress Firm SuperCenter® stores. We lease all but one of our company-operated stores, which are located in 33 states, including Texas, Florida, Georgia, North Carolina and Virginia. Initial lease terms are generally for five to ten years, and most leases contain multiple five-year renewal options and rent escalation provisions. We have historically been able to renew or extend leases for our company-operated stores. Our franchisees also lease their own space.

        We also lease all of the distribution centers that serve our company-operated stores, generally subject to five year leases, most of which contain renewal options ranging from one to five years. As we expand our operations, we may need to find additional distribution center locations or replace existing distribution centers with larger locations to accommodate the increased level of operations. Additionally, from time to time, we may assume lease obligations for distribution centers in connection with our acquisitions, including in markets where we already operate a distribution center. In such an event, we expect to operate many of those acquired distribution centers for a limited time until our distribution operations can be consolidated. We believe that we would not have any difficulty replacing these facilities if we were required to do so. Our largest distribution centers are located in Texas, Florida and Georgia.

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

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information About Our Common Stock

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "MFRM." The following table sets forth, for the period indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market:

Fiscal Quarter	High	Low
2012
First quarter (from February 1, 2012 through May 1, 2012)	$48.18	$30.30
Second quarter (from May 2, 2012 through July 31, 2012)	$41.54	$22.82
Third quarter (from August 1, 2012 through October 30, 2012)	$33.80	$26.42
Fourth quarter (from October 31, 2012 through January 29, 2013)	$33.04	$22.62
2013
First quarter (from January 30, 2013 through April 30, 2013)	$38.85	$26.15
Second quarter (from May 1, 2013 through July 30, 2013)	$46.85	$35.13
Third quarter (from July 31, 2013 through October 29, 2013)	$43.01	$30.85
Fourth quarter (from October 30, 2013 through January 28, 2014)	$46.14	$29.29

Stockholders

        On March 21, 2014, the closing price reported on the NASDAQ Global Select Market of our common stock was $48.17 per share. As of March 21, 2014, we had approximately 36 holders of record of our common stock. This does not include persons whose stock is in nominee or "street name" accounts through brokers.

Dividends

        No dividends were declared or paid in fiscal 2011, fiscal 2012 or fiscal 2013. We anticipate that we will retain future earnings, if any, to finance the continued development and expansion of our business. We do not anticipate paying cash dividends in the foreseeable future. Additionally, because we are a holding company, our ability to pay dividends is limited by the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the 2012 Senior Credit Facility and other agreements governing our indebtedness outstanding from time to time. Any future determination with respect to the payment of dividends will be at the discretion of our board of directors and will be dependent upon, among other things, our financial condition, results of operations, capital requirements, the terms of our then existing indebtedness, general economic conditions and other factors considered relevant by our board of directors.

Recent Sales of Unregistered Securities

        We did not repurchase any of our equity securities nor engage in unregistered sales of our equity securities during the period covered by this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information as of January 28, 2014 regarding the Company's equity compensation plans. The only plan pursuant to which the Company may grant equity-based awards is the Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan (the "Omnibus Plan"), which was approved by the board of directors and the Company's shareholders on November 3, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by holders	1,539,530	$23.32	2,427,502
Equity compensation plans not approved by holders	—	—	—

Total	1,539,530	$23.32	2,427,502

Performance Graph

        The graph set forth below compares the cumulative total shareholder return on our common stock between November 18, 2011 (our first trading day on the NASDAQ Global Select Market) and January 28, 2014 to (i) the cumulative total return of companies listed on the NASDAQ Composite and (ii) the cumulative total return of a peer group selected by the Company. This graph assumes an initial investment of $100 on November 18, 2011, in our common stock, the market index and the peer group and assumes the reinvestment of dividends, if any. The graph also assumes that the price of our common stock on November 18, 2011 was equal to the closing price of $22.00. The historical information set forth below is not necessarily indicative of future price performance.

*
Peer Group Companies
Select Comfort Corporation
Tempur Sealy International, Inc.(1)
Bed, Bath & Beyond, Inc.
Dick's Sporting Goods, Inc.
Lumber Liquidators Holdings, Inc.
PetSmart, Inc.
Ulta Salon, Cosmetics & Fragrance, Inc.
Vitamin Shoppe, Inc.
Williams-Sonoma, Inc.

(1)
Formerly Tempur-Pedic International, Inc. and Sealy Corporation prior to the acquisition of Sealy Corporation by Tempur-Pedic International, Inc.

Item 6.    Selected Financial Data

        The following table sets forth a summary of our selected consolidated financial data. We derived the selected balance sheet data as of January 29, 2013 and January 28, 2014, and the statement of operations data and per share data for the fiscal years ended January 31, 2012, January 29, 2013 and January 28, 2014, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data as of February 2, 2010, February 1, 2011 and January 31, 2012, and the statement of operations data and per share data for the fiscal years ended February 2, 2010 and February 1, 2011, have been derived from our consolidated financial statements for such years, which are not included in this Annual Report on Form 10-K.

        Our fiscal year consists of 52 or 53 weeks, ending on the Tuesday nearest to January 31. Each fiscal year is described by the period of the year that comprises the majority of the fiscal year period. For example, the fiscal year ended January 28, 2014 is described as "fiscal 2013." All fiscal years presented consist of 52 weeks of operations.

        The selected consolidated financial data set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2009	2010	2011	2012	2013
	(dollar amounts in thousands, except per share data and store units)
Statement of Operations:
Net sales	$432,250	$494,115	$703,910	$1,007,337	$1,216,812
Cost of sales	280,506	313,962	428,018	614,572	751,487

Gross profit from retail operations	151,744	180,153	275,892	392,765	465,325
Franchise fees and royalty income	2,100	3,195	4,697	5,396	5,617

	153,844	183,348	280,589	398,161	470,942

Sales and marketing expenses	95,305	113,963	167,605	245,555	289,533
General and administrative expenses	32,336	34,111	51,684	73,640	82,964
Goodwill impairment charge	—	536	—	—	—
Intangible asset impairment charge	—	—	—	2,100	—
Loss on store closings and impairment of store assets(1)	5,179	2,486	759	1,050	1,499

Total operating expenses	132,820	151,096	220,048	322,345	373,996

Income from operations	21,024	32,252	60,541	75,816	96,946

Interest expense, net(2)	27,114	31,057	29,301	9,247	10,864
Loss (gain) from debt extinguishment(3)	(2,822)	—	5,704	—	—

	24,292	31,057	35,005	9,247	10,864

Income (loss) before income taxes	(3,268)	1,195	25,536	66,569	86,082
Income tax expense (benefit)	1,405	846	(8,815)	26,698	33,158

Net income (loss)	$(4,673)	$349	$34,351	$39,871	$52,924

Per Share Data:
Basic net income (loss) per common share(4)	$(0.21)	$0.02	$1.40	$1.18	$1.56
Diluted net income (loss) per common share(4)	$(0.21)	$0.02	$1.40	$1.18	$1.55
Adjusted diluted net income (loss) per common share(5)	$(0.21)	$0.02	$0.94	$1.49	$1.66
Basic weighted average shares outstanding(4)	22,399,952	22,399,952	24,586,274	33,770,779	33,870,461
Diluted weighted average shares outstanding(4)	22,399,952	22,399,952	24,586,274	33,853,276	34,131,456

	Fiscal Year
	2009	2010	2011	2012	2013
	(dollar amounts in thousands, except per share data and store units)
Other Financial Data:
EBITDA(6)	$41,275	$49,027	$74,005	$100,829	$128,933
Adjusted EBITDA(7)	$46,323	$57,095	$87,487	$120,968	$139,979
Adjusted EBITDA, percentage of net sales(7)	10.7%	11.6%	12.4%	12.0%	11.5%
Income from operations, percentage of net sales	4.9%	6.5%	8.6%	7.5%	8.0%
Adjusted income (loss) from operations(5)	$21,024	$32,252	$61,185	$92,147	$103,074
Adjusted income (loss) from operations, percentage of net sales(5)	4.9%	6.5%	8.7%	9.1%	8.5%
Capital expenditures	$10,863	$27,330	$34,356	$68,604	$55,546
Depreciation and amortization	$16,286	$15,448	$17,450	$23,507	$29,498
Operational Data:
Comparable-stores sales growth (decline)(8)	(4.3)%	6.3%	20.5%	6.1%	1.3%
Stores open at period-end	487	592	729	1,057	1,225
Average net sales per store unit(9)	$926	$962	$1,107	$1,136	$1,061
Balance Sheet Data:
Working capital	$(8,459)	$(7,696)	$49,258	$(21,095)	$18,735
Total assets	$465,252	$513,633	$613,481	$724,679	$784,631
Total debt	$369,323	$398,703	$228,354	$252,999	$221,208
Stockholders' (deficit) equity	$(15,516)	$(15,682)	$224,259	$267,496	$328,492

(1)
Includes a non-cash impairment charge for long-lived assets, consisting primarily of store leasehold costs and related equipment, to reduce the carrying value to estimated fair value, based on our periodic assessment of whether projected future cash flows of individual stores are sufficient to recover the carrying value of the related assets, in the amounts of $2.3 million, $1.7 million, $0.1 million, $0.2 million and $0.5 million during fiscal 2009, fiscal 2010, fiscal 2011, fiscal 2012 and fiscal 2013, respectively.

(2)
Interest expense includes interest that was accrued and paid in kind by adding the interest to the outstanding balance of debt related to our 2009 Loan Facility (defined below), Convertible Notes (defined below) and PIK Notes (defined below) in the amounts of $17.7 million, $23.2 million and $20.6 million during fiscal 2009, fiscal 2010 and fiscal 2011, respectively.

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

(5)
Our "As Adjusted" data is considered a non-U.S. GAAP financial measure and is not in accordance with, or preferable to, "As Reported," or GAAP financial data. However, we are providing this information as we believe it facilitates year-over-year comparisons for investors and financial analysts. There were no differences between our As Reported and As Adjusted results for the 2009 fiscal year and 2010 fiscal year; therefore, a reconciliation is not presented for these years.

	Fifty-Two Weeks Ended
	January 31, 2012
	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*
As Reported	$60,541	$25,536	$34,351	24,586,274	$1.40
% of sales	8.6%	3.6%	4.9%
IPO Pro Forma Adjustments(a)
Diluted share count adjustment				9,182,554	(0.38)
Management fees	644	644	405		0.01
Interest expense	—	21,131	13,291		0.39
Loss from debt extinguishment	—	5,688	3,578		0.11
Other Adjustments
Release of valuation allowance on
deferred tax assets(b)	—	—	(20,050)		(0.59)

Total adjustments	644	27,463	(2,776)	9,182,554	(0.46)

As Adjusted	$61,185	$52,999	$31,575	33,768,828	$0.94

% of sales	8.7%	7.5%	4.5%

	Fifty-Two Weeks Ended
	January 29, 2013					January 28, 2014
	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*
As Reported	$75,816	$66,569	$39,871	33,853,276	$1.18	$96,946	$86,082	$52,924	34,131,456	$1.55
% of sales	7.5%	6.6%	4.0%			8.0%	7.1%	4.3%
Acquisition-related costs(c)	11,980	11,980	7,616		0.23	1,736	1,736	1,065		0.03
Secondary offering costs(d)	1,915	1,915	1,403		0.04	—	—	—		—
ERP system implementation costs(e)	—	—	—		—	3,966	3,966	2,432		0.07
Impairment charges(f)	2,256	2,256	1,386		0.04	426	426	261		0.01
Other expenses(g)	180	180	111		0.00	—	—	—		—

Total adjustments	16,331	16,331	10,516	—	0.31	6,128	6,128	3,758	—	0.11

As Adjusted	$92,147	$82,900	$50,387	33,853,276	$1.49	$103,074	$92,210	$56,682	34,131,456	$1.66

% of sales	9.1%	8.2%	5.0%			8.5%	7.6%	4.7%

*
Due to rounding to the nearest cent per diluted share, totals may not equal the sum of the line items in the tables above.

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

(b)
The release of the valuation allowance on deferred tax assets reflects utilization of net operating loss carryforwards throughout fiscal 2011 and an expectation of increased future taxable income effective with the completion of our initial public offering and the resulting reduction of outstanding debt and the elimination of interest expense thereon, which provided sufficient evidence that it was more-likely-than-not that deferred tax assets would be realized in future periods and supported the release of the remaining valuation allowance in fiscal 2011.

(c)
Acquisition-related costs, which are included in the "As Reported" results of operations, consist of the acquisition-related costs as defined under U.S. GAAP, including advisory, legal, accounting, valuation, and other professional or consulting fees and, in addition, costs of integrating store and warehouse operations and corporate functions that are not expected to recur in future periods. On May 2, 2012, we acquired all of the equity interests of MGHC Holding Corporation ("Mattress Giant"), including 181 mattress specialty retail stores. On September 25, 2012, we acquired the assets and operations of Mattress XPress, Inc. and Mattress XPress of Georgia, Inc. (collectively, "Mattress X-Press"), including 34 mattress specialty retail stores. On December 11, 2012, we acquired the assets and operations of Factory Mattress & Water Bed Outlet of Charlotte, Inc. ("Mattress Source"), including 27 mattress specialty retail stores. On June 14, 2013, we acquired the assets and operations of Olejo, Inc., an online retailer primarily focused on mattresses and bedding-related products. On November 13, 2013, we acquired the equity interests of NE Mattress People, LLC ("Mattress People"), including five mattress specialty retail stores. On December 10, 2013, we acquired the assets and operations of Perfect Mattress of Wisconsin, LLC ("Perfect Mattress"), including 39 mattress specialty retail stores. On December 31, 2013, we acquired the assets and operations of two mattress specialty retail stores in Houston, Texas ("Mattress Expo"). Acquisition-related costs, consisting of direct transaction costs and integration costs are included in the results of operations as incurred. We incurred approximately $12.0 million and $1.7 million of acquisition-related costs during the fiscal years ended January 29, 2013 and January 28, 2014, respectively.

(d)
Reflects $1.9 million of costs borne by us in connection with a secondary offering of shares of common stock by certain of our selling shareholders which was completed in October 2012.

(e)
Reflects implementation costs included in the results of operations as incurred during fiscal 2013 of approximately $4.0 million, consisting primarily of training-related costs in connection with the roll-out of the Microsoft Dynamics AX for Retail Enterprise Resource Planning system ("ERP system").

(f)
Reflects an intangible trade name impairment charge in the amount of $2.1 million related to the Mattress Discounters trade name recorded during fiscal 2012, and a $0.2 million and $0.4 million impairment of store assets recorded during fiscal 2012 and fiscal 2013, respectively.

(g)
Reflects $0.2 million in expensed legal fees relating to our November 2012 debt amendment and extension recorded during fiscal 2012.
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

•
Adjusted EBITDA does not reflect the cash requirements of completing the acquisition and integration of acquired stores;

•
Adjusted EBITDA does not reflect costs related to management services previously provided by JWC Mattress Holdings, LLC, a limited liability company managed by J.W. Childs Associates, Inc. ("J.W. Childs"); and

•
Adjusted EBITDA does not reflect certain other costs that may recur in future periods.

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplemental measure. The following table contains a reconciliation of our net income (loss) determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA for the periods indicated:

	Fiscal Year
	2009	2010	2011	2012	2013
	(in thousands)
Net income (loss)	$(4,673)	$349	$34,351	$39,871	$52,924
Income tax (benefit) expense	1,405	846	(8,815)	26,698	33,158
Interest expense, net	27,114	31,057	29,301	9,247	10,864
Depreciation and amortization	16,286	15,448	17,450	23,507	29,498
Intangible assets and other amortization	1,143	1,327	1,718	1,506	2,489

EBITDA	41,275	49,027	74,005	100,829	128,933

Goodwill impairment charge	—	536	—	—	—
Intangible asset impairment charge	—	—	—	2,100	—
Loss on store closings and impairment of store assets	5,179	2,486	759	1,050	1,499
Loss (gain) from debt extinguishment	(2,822)	—	5,704	—	—
Financial sponsor fees and expenses	395	407	644	74	26
Stock-based compensation	84	(515)	523	2,856	4,846
Secondary offering costs	—	—	—	1,915	—
Vendor new store funds(a)	(87)	1,540	3,169	953	808
Acquisition-related expenses(b)	2	453	886	11,980	1,736
Other(c)	2,297	3,161	1,797	(789)	2,131

Adjusted EBITDA	$46,323	$57,095	$87,487	$120,968	$139,979

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

(b)
Reflects both non-cash effects included in net income related to acquisition accounting adjustments made to inventories and other acquisition related cash costs included in net income, such as direct acquisition costs and costs related to integration of acquired businesses.

(c)
Consists of various items that management excludes in reviewing the results of operations, including $1.6 million in fiscal 2010 for the estimated costs of a May 26, 2011 settlement of a lawsuit involving alleged violations of the Fair Labor Standards Act brought in April 2010 by a former employee, a $0.5 million benefit in fiscal 2012 for a recovery from the claims-made reversionary fund established to administer the lawsuit settlement and $2.4 million of ERP system implementation costs incurred during fiscal 2013.
(8)
Comparable-store sales is a measure commonly used in the retail industry, which indicates store performance by measuring the growth in revenue for certain stores for a particular period over the corresponding period in the prior year. New stores are included in the comparable-store sales calculation beginning in the thirteenth full month of operation. Acquired stores are included in the comparable-store sales calculation beginning in the first month following the one-year anniversary date of the acquisition. The comparable-store sales calculation includes our e-commerce and multi-channel sales. New stores that are relocated within a two mile radius of a closed store are included in the comparable-store sales calculation beginning with the first full month of operations by measuring the growth in revenue against the prior year sales of the closed store. Stores that are closed, other than relocated stores, are removed from the comparable-store sales calculation in the month of closing. Comparable-store sales during fiscal years that are comprised of 53 weeks exclude sales for the fifty-third week of the year. The method of calculating comparable-store sales varies across the retail industry and our method may not be the same as other retailers' methods.

(9)
Calculated using net sales for stores open at both the beginning and the end of the period, excluding e-commerce and multi-channel sales.

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

Executive Summary

        We operate in the U.S. mattress retail market, in which net sales amounted to $13.6 billion in calendar year 2012. The market is highly fragmented, with no single retailer holding more than an 9% market share and the top ten participants accounting for less than 35% of the total market. According to the most recent information published by Furniture Today, in 2012, mattress specialty retailers had a market share of approximately 46%, which represents the largest share of the market, having more than doubled their share over the past 15 years.

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

        The Company's operations consist primarily of the retail sale of mattresses and bedding-related products in various metropolitan areas in the United States through company-operated and franchisee-operated mattress specialty stores that operate primarily under the Mattress Firm name. The Company manages and evaluates its company-operated stores on a geographic basis. The Company also generates sales through its e-commerce website and special events business primarily to customers who reside in the metropolitan areas in which company-operated stores are located and utilizes its existing distribution centers to deliver products to these customers efficiently. The Company's operating segments consist of its (i) company-operated store operations, with each geographic region considered a separate operating segment, (ii) e-commerce website operations, (iii) multi-channel sales operations, consisting primarily of special events and (iv) franchise operations, which consists primarily of franchise fees and royalty income earned on the sales from franchisee-operated mattress specialty stores. A reportable segment is an operating segment or an aggregation of two or more operating segments that contain similar economic characteristics. The company-operated store regions, e-commerce website and multi-channel operating segments are aggregated into a single reportable segment ("retail segment") as a result of the similar nature of the products sold and other similar economic characteristics that are expected to continue into future periods. Franchise operations are a separate reportable segment, for which the results of operations, as viewed by management, are fully represented by the franchise fees and royalty income reported on the face of the statements of operations.

        Net sales in fiscal 2011, fiscal 2012 and fiscal 2013 improved $209.8 million, $303.4 million and $209.5 million, respectively, from the comparable prior year levels as a result of comparable-store sales growth and the addition of new and acquired store units. We believe that our net sales growth is resulting in increased market share in most markets in which we operate. Net income and other profitability measures improved during fiscal 2011, fiscal 2012 and fiscal 2013, primarily as a result of our net sales growth. These improvements were partially offset by increases in spending in certain expense categories during the same periods primarily in support of increasing net sales, including general and administrative expenses, and temporary deleverage in store occupancy and other operating expenses related to acquisitions of stores with sales productivity levels that, while improving, remain below the levels of our existing store base. Key results for fiscal 2013 include:

  •
  Net income increased $13.0 million to $52.9 million for fiscal 2013 compared to $39.9 million for fiscal 2012.

  •
  Income from operations on an "As Reported" basis (in accordance with U.S. GAAP) increased $21.2 million to $96.9 million for fiscal 2013 as compared to $75.8 million for fiscal 2012. Income from operations on an "As Adjusted" basis, which excludes acquisition-related, secondary offering, ERP system implementation, impairment and other costs that are included in determining results of operations in accordance with U.S. GAAP, increased $10.9 million to $103.1 million for fiscal 2013 as compared to $90.1 million for fiscal 2012, and adjusted operating margin decreased 60 basis points to 8.5% for fiscal 2013 from 9.1% in fiscal 2012. This operating margin decline for fiscal 2013 on an adjusted basis was driven primarily by a 100 basis-point decline in gross margin, a 20 basis-point decrease from general and administrative expense deleverage, offset by an 60 basis-point improvement in sales and marketing expense leverage. See "Item 6. Selected Financial Data" for a definition of adjusted income from operations and a reconciliation of adjusted income from operations to income from operations.)

  •
  Net sales increased $209.5 million, or 20.8%, to $1,216.8 million for fiscal 2013, compared to $1,007.3 million for fiscal 2012. Comparable-store sales increased 1.3% during fiscal 2013.

    The components of the net sales increase were as follows (in millions):

	Increase (decrease) in net sales
	Fiscal 2012	Fiscal 2013
Comparable-store sales	$41.9	$13.0
New stores	120.8	132.0
Acquired stores	148.8	78.4
Closed stores	(8.1)	(13.9)

	$303.4	$209.5

    The components of net sales by major category of product and services were as follows (in millions):

	Fiscal 2011	% of Total	Fiscal 2012	% of Total	Fiscal 2013	% of Total
Conventional mattresses	$323.4	45.9%	$418.0	41.5%	$569.0	46.8%
Specialty mattresses	318.9	45.3%	504.9	50.1%	540.2	44.4%
Furniture and accessories	46.4	6.6%	65.7	6.5%	85.2	7.0%

Total product sales	688.7	97.8%	988.6	98.1%	1,194.4	98.2%
Delivery service revenues	15.2	2.2%	18.7	1.9%	22.4	1.8%

Total net sales	$703.9	100.0%	$1,007.3	100.0%	$1,216.8	100.0%

  •
  Adjusted EBITDA increased $19.0 million to $140.0 million for fiscal 2013 compared with $121.0 million for fiscal 2012. Adjusted EBITDA as a percentage of sales decreased to 11.5% during fiscal 2013 compared with 12.0% for fiscal 2012 as a result of temporary deleverage in store occupancy and other primarily fixed expenses related to acquisitions of stores with sales productivity levels that, while improving, remain below the levels of our existing store base.

    (Adjusted EBITDA is not a performance measure under U.S. GAAP. See "Item 6. Selected Financial Data" for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income).

  •
  The activity with respect to the number of company-operated store units was as follows:

	Fiscal 2011	Fiscal 2012	Fiscal 2013
Store units, beginning of period	592	729	1,057
New stores	106	118	154
Acquired stores	55	242	46
Closed stores	(24)	(32)	(32)

Store units, end of period	729	1,057	1,225

  •
  Operating cash flows were $103.4 million during fiscal 2013, which was a funding source for acquisitions, capital expenditures and debt principal payments.

  •
  There were $21.0 million outstanding in revolver borrowings and $1.9 million of outstanding standby letters of credit at January 28, 2014, resulting in $77.1 million of borrowing capacity under our $100 million revolving credit facility.

        In connection with our long-term growth plans, we are in the process of implementing an ERP system to replace our current systems. See "Item 1A. Risk Factors—Our business operations could be disrupted if our information technology systems fail to perform adequately or we are unable to protect the integrity and security of our customers' information" for additional information relating to some important risks relating to our information technology.

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

        We expect to continue the expansion of our company-operated store base through new store openings in existing markets to increase our market share and new store openings in new markets to provide a platform for future growth. We plan to open 145 to 165 new company-operated stores in fiscal 2014. In addition, we intend to evaluate strategically valuable acquisition opportunities in existing and new markets that may arise from time to time.

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

        On November 13, 2013, we acquired the equity interests of Mattress People relating to the operation of five mattress specialty stores located in Nebraska and Iowa for a total purchase price of approximately $2.0 million, including working capital adjustments. We intend to rebrand the acquired stores as Mattress Firm.

        On December 10, 2013, we acquired the leasehold interests, store assets, distribution center assets and related inventories, and assumed certain liabilities of a franchisee, Perfect Mattress, relating to the operation of 39 mattress specialty stores located in Wisconsin and Illinois for a total purchase price of approximately $6.5 million, subject to customary post-closing adjustments. Under the terms of the purchase agreement, Perfect Mattress provided unsecured financing to us in the amount of approximately $2.0 million in connection with the purchase, which is payable over a term of one year in quarterly installments, including interest at an annual rate of 7.75%.

        On December 31, 2013, we acquired the leasehold interests, store assets and related inventories of two Mattress Expo retail stores in the Houston market for a total purchase price of approximately $0.4 million.

        The aforementioned acquisitions, and subsequent rebranding of the acquired stores as Mattress Firm, is advancing our market-level profitability model that is centered on the benefits of increasing our level of store penetration in several of our major markets. We believe that the incremental sales and store-level contribution attributable to the acquired stores will support our ability to increase the advertising spend in each of the markets, which is expected to drive sales increases in both the acquired and existing stores. This strategy is expected to provide sales increases, greater leverage over market-level costs and improved market-level profitability.

        During fiscal 2013, in response to the growth in sales, store units and metropolitan areas in which the Company operates, the Company revised the geographic management structure of its company-operated stores to add hierarchical layers, which broadened management's control over the business and re-aligned the internal reporting structure to reflect the geographic territories used by management to review, evaluate and operate the expanded business efficiently. As a result, the determination of an operating segment, as it relates to company-owned stores, was revised from a "metropolitan market" to a "region", with each region defined as the aggregation of each geographic "territory" within the region, and each territory defined as the aggregation of the metropolitan markets within the territory. As now reflected by the geographic management structure, the Company's chief operating decision maker reviews the results of operations and makes decisions regarding the allocation of resources at the regional level.

Subsequent Events

        On February 27, 2014, we entered into an amendment of the 2012 Senior Credit Facility. The amendment, among other things, (a) extended the maturity date of the revolving loan by one year to January 2016, (b) increased the incremental term loan facility by $150 million to $200 million, (c) increased the maximum amount the borrower and its subsidiary guarantors may spend in respect of acquisitions, on a per acquisition basis, from $50 million to $75 million, and (d) increased the maximum amount the borrower and its subsidiary guarantors may spend in respect of acquisitions, on an aggregate basis, from $200 million to $350 million.

        On March 3, 2014 we completed the acquisition of the leasehold interests, store assets, distribution center assets and related inventories, and assumed certain liabilities of Yotes, Inc. ("Yotes"), a franchisee of the Company, relating to the operation of 34 mattress specialty retail stores located in Colorado and Kansas for a total purchase price of approximately $15.0 million, subject to customary adjustments.

        On March 3, 2014 we completed the acquisition of leasehold interests and store assets, and assumed certain liabilities, of Southern Max LLC ("Southern Max"), a franchisee of the Company, relating to the operations of three mattress specialty retail stores located in Virginia for a total purchase price of approximately $0.5 million, subject to customary adjustments.

        On March 7, 2014, we entered into an agreement to purchase one hundred percent of the outstanding partnership interests in Sleep Experts Partners, L.P. ("Sleep Experts"), which operates approximately 56 mattress specialty retail stores in Texas under the brand Sleep Experts, for a purchase price of approximately $65 million, subject to working capital and other customary purchase price adjustments. As contemplated under the purchase agreement, $3.3 million of the purchase price will be delivered in the form of shares of common stock, par value $0.01 per share, of Mattress Firm Holding Corp. having an equivalent aggregate value, as calculated in accordance with the terms of the purchase agreement. The closing of the acquisition remains subject to customary closing conditions and is currently expected to occur during the Company's first fiscal quarter ending April 29, 2014.

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

  •
  Store and warehouse operating costs, including (i) warehouse labor costs, (ii) utilities, (iii) repairs and maintenance, (iv) supplies and (v) store facilities; and

  •
  Estimated costs to provide for customer returns and exchanges and to service customer warranty claims.

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

Results of Operations

        The following table presents the consolidated historical financial operating data for our business expressed as a percentage of net sales for each period indicated. Our fiscal year consists of 52 or 53 weeks, ending on the Tuesday nearest to January 31, divided into twelve fiscal periods of four or five weeks each. Each fiscal year is described by the period of the calendar year that comprises the majority of the fiscal year period. The fiscal year ended January 28, 2014 is described as "fiscal 2013," the fiscal year ended January 29, 2013 is described as "fiscal 2012," and the fiscal year ended January 31, 2012 is described as "fiscal 2011". All fiscal years presented consist of 52 weeks of operations. The historical results are not necessarily indicative of results to be expected for any future period (in thousands).

	Fiscal 2011		Fiscal 2012		Fiscal 2013
Net sales	$703,910	100.0%	$1,007,337	100.0%	$1,216,812	100.0%
Costs of sales	428,018	60.8%	614,572	61.0%	751,487	61.8%

Gross profit from retail operations	275,892	39.2%	392,765	39.0%	465,325	38.2%
Franchise fees and royalty income	4,697	0.7%	5,396	0.5%	5,617	0.5%

	280,589	39.9%	398,161	39.5%	470,942	38.7%
Sales and marketing expenses	167,605	23.9%	245,555	24.4%	289,533	23.8%
General and administrative expenses	51,684	7.3%	73,640	7.3%	82,964	6.8%
Intangible asset impairment charge	—	0.0%	2,100	0.2%	—	0.0%
Loss on store closings and impairment of store assets	759	0.1%	1,050	0.1%	1,499	0.1%

Income from operations	60,541	8.6%	75,816	7.5%	96,946	8.0%
Other expense, net	35,005	5.0%	9,247	0.9%	10,864	0.9%

Income before income taxes	25,536	3.6%	66,569	6.6%	86,082	7.1%
Income tax (benefit) expense	(8,815)	(1.3)%	26,698	2.6%	33,158	2.7%

Net income	$34,351	4.9%	$39,871	4.0%	$52,924	4.3%

        Due to rounding, totals may not equal the sum of the line items in the table above.

Fiscal 2013 Compared to Fiscal 2012

        Net sales.    Net sales increased $209.5 million, or 20.8%, to $1,216.8 million during fiscal 2013, compared to $1,007.3 million during fiscal 2012, primarily as a result of an increase in the number of stores we operated. The components of the net sales increase for fiscal 2013, as compared to fiscal 2012, were as follows (in millions):

Increase (decrease) in net sales
Comparable-store sales	$13.0
New stores	132.0
Acquired stores	78.4
Closed stores	(13.9)

$209.5

        The increase in comparable-store net sales represents a 1.3% comparable-store sales increase, which was primarily the result of an increase in unit sales driven by sales initiatives implemented during the second half of fiscal 2013 that encouraged our sales associates to improve sales productivity. As a result of these unit sales initiatives, comparable-store sales increased 2.9% and 6.5% during the third and fourth fiscal quarters of fiscal 2013, as compared with the prior year periods, offset partially by a decline in average sales per unit. We expect to continue these unit sales initiatives into fiscal 2014, although we cannot be assured they will continue to drive comparable-store sales growth. The sales increase for the fourth fiscal quarter of fiscal 2013 was net of the effects of severe winter weather that negatively impacted our sales during December 2013 and January 2014. The increase in our net sales from new stores was the result of 154 new stores opened at various times throughout fiscal 2013 compared to 118 stores opened throughout fiscal 2012, prior to their inclusion in the comparable-store sales calculation beginning with the thirteenth full fiscal period of operation. The increase in net sales from acquired stores was the result of the acquisitions of 181 Mattress Giant stores in May 2012, 34 Mattress X-Press stores in September 2012, 27 Mattress Source stores in December 2012, five Mattress People stores in November 2013, 39 Perfect Mattress stores in December 2013 and two Mattress Expo stores in December 2013. We closed 32 stores in both fiscal 2013 and fiscal 2012 and the reduction in sales during fiscal 2013 from these closings totaled $13.9 million, as compared with $8.1 million from store closings in fiscal 2012. We operated 1,225 stores at the end of fiscal 2013, compared with 1,057 stores at the end of fiscal 2012.

        Cost of sales.    Cost of sales increased $136.9 million, or 22.3%, to $751.5 million during fiscal 2013, compared to $614.6 million during fiscal 2012. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales increased to 61.8% during fiscal 2013, as compared to 61.0% for the comparable prior year period.

        Product costs increased by $83.5 million, or 22.0%, to $462.5 million during fiscal 2013, compared with $379.0 million during fiscal 2012. The increase in the amount of product costs was the result of the corresponding increase in net sales. Product costs as a percentage of net sales increased to 38.0% during fiscal 2013, from 37.6% during fiscal 2012. The increase of product costs as a percentage of net sales is primarily attributable to the implementation of sales initiatives noted above, which resulted in an increase in unit sales at lower product margins, partially offset by an improvement in terms under which we purchase merchandise. We expect that the recent trend of lower product margins as a result of the sales initiatives described above will continue into fiscal 2014.

        Store and warehouse occupancy costs, consisting primarily of lease related costs of rented facilities, increased $34.1 million, or 24.9%, to $170.8 million during fiscal 2013, compared to $136.7 million for the corresponding prior year period. The increase in the amount of store and warehouse occupancy costs during fiscal 2013 was mainly attributable to the increase in the number of stores we operated and the warehouse operations in a number of new markets opened or acquired during the fiscal year. Store and warehouse occupancy costs as a percentage of net sales increased to 14.0% during fiscal 2013, compared to 13.6% during fiscal 2012. The increase in store and warehouse occupancy costs as a percentage of net sales during fiscal 2013 was primarily attributable to our entrance into new markets that resulted in less scale and cost leverage relative to established markets and an increase in the store occupancy costs for new stores, partially offset by leverage generated from comparable-store sales growth in our established markets.

        Depreciation expense related to leasehold improvements and other fixed assets used in stores and warehouse operations increased $4.1 million, or 19.3%, to $25.6 million, during fiscal 2013, compared to $21.5 million during fiscal 2012. The increase in expense was primarily attributable to the increase in the number of stores we operated during fiscal 2013, as compared to the comparable prior year period.

        Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $15.2 million, or 19.7%, to $92.6 million during fiscal 2013, compared to $77.4 million during fiscal 2012, primarily as a result of the increase in net sales and in the increase in the number of stores we operated during fiscal 2013, as compared to the corresponding prior year period. Other cost of sales for fiscal 2013 and fiscal 2012 included $0.2 million and $2.6 million, respectively, of acquisition-related costs related to the Mattress Giant, Mattress X-Press and Mattress Source acquisitions in 2012, consisting of temporary storage facilities during the integration periods and duplicate costs attributable to certain warehouse facilities that have been consolidated.

        Gross profit from retail operations.    As a result of the above, gross profit from retail operations increased $72.5 million, or 18.5%, to $465.3 million during fiscal 2013, compared with $392.8 million during fiscal 2012. Gross profit from retail operations as a percentage of net sales decreased to 38.2% during fiscal 2013, as compared to 39.0% during fiscal 2012, for the reasons discussed above.

        Franchise fees and royalty income.    Franchise fees and royalty income increased $0.2 million, or 4.1%, to $5.6 million for fiscal 2013, compared to $5.4 million during the corresponding prior year period. The increase in income was attributable to a $0.5 million increase in royalty income, which was primarily due to increases in sales for franchised stores as compared with the prior year period mainly due to new stores, which was partially offset by a $0.3 million decrease in initial fees, resulting from a decrease in the number of new franchisee stores opened during fiscal 2013 as compared with fiscal 2012. Our franchisees operated 136 stores at January 28, 2014. In March 2014, the Company acquired 34 former franchisee stores from Yotes. The acquisition of the assets and operations of our former franchisees Perfect Mattress and Yotes in December 2013 and March 2014, respectively, are expected to result in a decrease in franchise fees and royalty income in fiscal 2014. During fiscal 2013, we recognized combined franchise fees and royalty income from these former franchisees in the amount of $1.7 million.

        Sales and marketing expenses.    Sales and marketing expenses increased $43.9 million, or 17.9%, to $289.5 million during fiscal 2013, compared to $245.6 million during fiscal 2012. Sales and marketing expenses as a percentage of net sales decreased to 23.8% during fiscal 2013, compared to 24.4% during fiscal 2012. The components of sales and marketing expenses are explained below.

        Advertising expense increased $18.1 million, or 20.8%, to $105.3 million during fiscal 2013, from $87.2 million during fiscal 2012. The increase in the amount of advertising spend was mainly attributable to increased spending to enhance our market share in many of our established markets and, to a lesser extent, our expansion into new markets. Advertising expense as a percentage of net sales remained flat at 8.7% during both fiscal 2013 and fiscal 2012. We receive funds from time to time from certain vendors for the advertisement of their products, and we recognize these funds as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $9.1 million during fiscal 2013, compared with $5.2 million during fiscal 2012.

        Other sales and marketing expenses, consisting mainly of salesman compensation costs, but also including costs incurred to accept payments from our customers, such as credit card and third party finance fees, increased $25.9 million, or 16.3%, to $184.2 million during fiscal 2013, compared to $158.3 million during fiscal 2012, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales decreased to 15.1% during fiscal 2013, compared to 15.7% during fiscal 2012. The decrease in expense as a percentage of net sales is primarily the result of the normalization of per store staffing levels that had increased above normal levels in the prior year period as a result of acquisitions completed during fiscal 2012.

        General and administrative expenses.    General and administrative expenses increased $9.4 million, or 12.7%, to $83.0 million for fiscal 2013, compared to $73.6 million for fiscal 2012. The increase in general and administrative expenses was primarily a result of our growth, including a $10.3 million increase in wages, benefits and stock-based compensation resulting from employee additions to our corporate office, a $2.8 million increase in depreciation and amortization expense due to our continued investment in our corporate infrastructure to support our growth strategy, a $1.8 million increase related to training for our ERP system and a $6.7 million increase in various other general and administrative expense categories, partially offset by an $10.3 million decrease in acquisition-related costs and a $1.9 million decrease in costs incurred in connection with a secondary offering of shares of common stock by certain of our selling stockholders which was completed in October 2012. General and administrative expenses as a percentage of net sales decreased to 6.8% during fiscal 2013, compared to 7.3% for the comparable prior year period. The decrease in general and administrative expenses as a percentage of net sales is primarily due to the decrease in acquisition-related costs noted above, a decrease in secondary offering costs as noted above and decreases in various other areas, offset by the increase in ERP system training costs noted above as well as higher ongoing costs related to the new ERP system, and increases in depreciation and amortization costs noted above. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

        Intangible asset impairment charge.    During fiscal 2012, we recognized an impairment charge in the amount of $2.1 million to reduce the carrying amount of the Mattress Discounters trade name to its estimated fair value as a result of our decision to rebrand 20 stores as Mattress Firm that were acquired in 2010 in and around Virginia Beach, Virginia and had been operated under the acquired brand Mattress Discounters. No impairment charges related to our intangible assets were recognized in fiscal 2013.

        Loss on store closings and impairment of store assets.    Loss on store closings and impairment of store assets increased $0.4 million to $1.5 million during fiscal 2013, compared to $1.1 million during fiscal 2012, primarily as a result of an increase of $0.3 million in store-level fixed asset impairment charges over the prior year period, and to a lesser extent, an increase in the amount of remaining lease commitments on stores that we closed during fiscal 2013.

        Other expense, net.    Other expense, net, for both periods consisted primarily of interest expense. Interest expense increased $1.6 million, or 17.5%, to $10.9 million during fiscal 2013, compared to $9.3 million during fiscal 2012, primarily as a result of the 150 basis-point increase in the term debt borrowing rate in connection with the November 2012 amendment to the 2012 Senior Credit Facility.

        Income tax expense.    We recognized $33.2 million and $26.7 million of income tax expense during fiscal 2013 and fiscal 2012, respectively. The effective tax rate was 38.5% and 40.1% during fiscal 2013 and fiscal 2012, respectively, and differs primarily as a result of the impact of non-deductible acquisition-related and secondary offering costs in 2012.

        The effective tax rate during fiscal 2013 was 38.5%, which is above the federal statutory rate of 35.0% primarily due to state income taxes.

        Net income.    As a result of the above, our net income was $52.9 million during fiscal 2013, compared to $39.9 million during fiscal 2012.

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

        Intangible asset impairment charge.    During fiscal 2012, we recognized an impairment charge in the amount of $2.1 million to reduce the carrying amount of our Mattress Discounters trade name intangible to its estimated fair value as a result of our decision to rebrand 20 stores as Mattress Firm that were acquired in 2010 in and around Virginia Beach, Virginia and had been operated under the acquired brand Mattress Discounters. No impairment charges related to our intangible assets were recognized in fiscal 2011.

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

        Income tax (benefit) expense.    We recognized $26.7 million of income tax expense during fiscal 2012, compared to $(8.8) million of income tax benefit during fiscal 2011. The effective tax rate was 40.1% during fiscal 2012, compared to (34.5)% during fiscal 2011, and differs primarily as a result of the change in the valuation allowance recorded against deferred tax assets.

        The effective tax rate during fiscal 2012 was 40.1%, which is above the federal statutory rate of 35.0% primarily as a result of state income taxes and non-deductible acquisition-related and secondary offering costs.

        Net income.    As a result of the above, our net income was $39.9 million during fiscal 2012 compared to $34.4 million during fiscal 2011.

Liquidity and Capital Resources

Cash Flows

        The following table summarizes the principal elements of our cash flows (in thousands):

	Fiscal 2011	Fiscal 2012	Fiscal 2013
Total cash provided by (used in):
Operating activities	$81,675	$78,738	$103,441
Investing activities	(42,314)	(131,655)	(64,379)
Financing activities	4,140	19,527	(30,740)

Net increase (decrease) in cash and cash equivalents	43,501	(33,390)	8,322
Cash and cash equivalents, beginning of period	4,445	47,946	14,556

Cash and cash equivalents, end of period	$47,946	$14,556	$22,878

        Operating cash flows.    Net cash provided by operating activities increased $24.7 million to $103.4 million for fiscal 2013, as compared to fiscal 2012. The increase in operating cash flows was primarily due to the increase in net income during fiscal 2013, as adjusted to exclude noncash items included in the determination of net income, and the effects of changes in operating assets and liabilities, which included (i) a $4.7 million decrease in cash requirements during fiscal 2013 to purchase floor sample inventories for acquired stores, (ii) a reduction of $4.7 million in cash provided from new store vendor funds during fiscal 2013 as a result of a higher amount of such funds received on stores acquired in fiscal 2012, (iii) a $4.5 million increase in cash provided from the timing of collections of vendor incentives during fiscal 2013, and (iv) a $5.7 million net increase in cash provided from other changes in operating assets and liabilities during fiscal 2013 related to our growth and from normal fluctuations in the timing of cash flow activities.

        Net cash provided by operating activities was $78.7 million for fiscal 2012, compared to $81.7 million for fiscal 2011. The $3.0 million decrease in cash flows from operating activities as compared to the prior year was primarily due to (i) a $5.5 million improvement in net income, which includes an $8.9 million increase in cash income taxes resulting from our utilization of net operating loss carryforwards to offset only a portion of taxable income during 2012, and as increased by $13.0 million from the exclusion of the changes in noncash items included in net income, compared to the prior year, (ii) a $2.0 million increase in construction allowances received from landlords and (iii) changes in operating assets and liabilities, which resulted in an incremental use of operating cash flows of $23.5 million, as compared to the prior year, consisting primarily of (a) $5.2 million in cash used in fiscal 2012 to satisfy obligations related to accounts payable and accrued liabilities assumed in acquisitions, (b) $8.9 million in cash used for increases in floor sample inventories related to the addition of new and acquired stores in fiscal 2012, and (c) $9.4 million in cash used from changes in other operating assets and liabilities related to our growth and from normal fluctuations in the timing of cash flow activities.

        Investing cash flows.    Net cash used in investing activities was $64.4 million for fiscal 2013, compared to net cash used of $131.6 million for fiscal 2012. The $67.2 million decrease was primarily due to a $54.2 million decrease in cash used for acquisitions in fiscal 2013 as compared to the prior year and a $13.0 million decrease in capital expenditures as compared to the prior year due to a decrease in total new and acquired stores.

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

        Financing cash flows.    Net cash used in financing activities was $30.7 million for fiscal 2013, compared to net cash provided of $19.5 million for fiscal 2012. Net cash used during fiscal 2013 was primarily the result of scheduled payments of our debt, net of $3.2 million in net cash proceeds from the exercise of stock options and tax benefits of stock-based awards. Our outstanding revolving borrowings were $21 million at the end of both fiscal 2013 and fiscal 2012, and borrowings and payments under the revolving portion of the 2012 Senior Credit Facility had no net effect on financing cash flows during fiscal 2013.

        Net cash provided by financing activities was $19.5 million for fiscal 2012, due primarily to net borrowings under the 2012 Senior Credit Facility to partially fund our acquisitions and new store openings, compared to net cash provided of $4.1 million for fiscal 2011.

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

        As a result, we reduced our outstanding debt, with a weighted average interest rate of 14.5%, in the aggregate amount of $188.0 million in principal and accrued interest thereon. We recognized a loss on debt extinguishment in the amount of $5.7 million during the fiscal 2011, related to the reduction of debt in advance of and in connection with the initial public offering. As a result of the initial public offering, we are incurring significantly lower amounts of interest expense.

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

        Typically, we collect payment from our customers at or near the time of sale, and, as such, we do not carry significant accounts receivable balances from our customers. Many of our suppliers deliver product to our distribution centers within 48 hours following our placement of a purchase order, which allows us to carry lower inventory levels. We pay the majority of our vendors for our purchases on terms that, on average, allow us to collect payments on the sale of our products before we must pay our vendors. The attributes of our operating cycle lower our working capital requirements and have historically allowed us to operate for extended periods while maintaining a negative working capital position.

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

        We plan to spend approximately $65.0 million to $75.0 million in capital expenditures during fiscal 2014, including estimated costs to complete the rebranding and renovation of stores from the recent acquisitions. We are permitted to spend up to $80.0 million per year in capital expenditures under the terms of the 2012 Senior Credit Facility. The permitted amount may be increased for any year by the amount of equity capital that is contributed to Mattress Holding Corp. during the year for that purpose. In addition, to the extent capital expenditures made in any year are less than the permitted amount, the amount of the shortfall in that year may increase the permitted amount of capital expenditures for the immediately succeeding (but not any subsequent) year. We can also utilize the permitted amount from the following year to increase the permitted amount in the current year with a reduction in the following year's permitted amount. We believe the permitted amount of capital expenditures under our 2012 Senior Credit Facility is in excess of our expected capital expenditure requirements for fiscal 2014.

        We believe that we will be able to satisfy our capital requirements for the next twelve months, including supporting our existing operations, continuing our growth strategy, and satisfying our scheduled debt service payments, through a combination of our existing reserves of cash and cash equivalents, internally generated cash flows from operations, and, as required, revolving and incremental term loan borrowings under the 2012 Senior Credit Facility. The revolving portion of the 2012 Senior Credit Facility allows us to borrow up to $100.0 million, of which up to $15.0 million is available for issuance as letters of credit. There were $21.0 million in outstanding borrowings and $1.9 million in outstanding standby letters of credit under the revolving facility as of January 28, 2014, resulting in $77.1 million of available borrowings as of such date. As a result of the amendment of the 2012 Senior Credit Facility on February 27, 2014, the maturity date of the revolving credit facility was extended one year to January 18, 2016, and the amount of allowed incremental term loans was increased to $200 million. In addition, we had $22.9 million of cash and cash equivalents as of January 28, 2014.

        As described in the section "Subsequent Events", we completed the acquisition of substantially all of the assets and operations of Yotes and the Virginia operations of Southern Max on March 3, 2014. The cash requirements of the acquisitions totaling approximately $15.5 million were satisfied using cash reserves and revolver borrowings. In addition, on March 7, 2014 we entered into an agreement to purchase one hundred percent of the outstanding partnership interests in Sleep Experts Partners, L.P. ("Sleep Experts"). The closing of the Sleep Experts acquisition, which is expected to occur before the end of our first fiscal quarter on April 29, 2014, will require approximately $62 million of cash. The Company expects to raise approximately $100 million of incremental term borrowings under the 2012 Senior Credit Facility to fund the cash requirements of the Sleep Experts acquisition and to pay down outstanding revolver borrowings. The new incremental term borrowings will mature in January 2016 and are expected to be subject to the same interest rate as the currently outstanding incremental borrowings under the 2012 Senior Credit Facility.

        During fiscal 2012, we utilized the remainder of net operating loss carryforwards generated in prior years to reduce a significant portion of our federal and state income tax requirements. As a result of the utilization of net operating losses in fiscal 2012 and the increase in taxable income resulting from fiscal 2013 results of operations, our cash requirements for income taxes increased by approximately $17.2 million during fiscal 2013, as compared to the prior year. We had approximately $9.1 million of net operating loss carryforwards at January 28, 2014 that will begin expiring in fiscal 2029, if not utilized to offset future taxable income. These net operating loss carryforwards arose from the acquisition of MGHC Holding Corporation in fiscal 2012, and after application of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), are limited to an average use of $2.8 million per year over the next four years, unless we undergo a more than 50% "ownership change" within the meaning of the Code, which may limit our ability to utilize pre-change losses.

Debt Service

        As of January 28, 2014, we had total indebtedness of $221.2 million. The components of our debt as of January 28, 2014 were as follows (in thousands):

2012 Senior Credit Facility	$219,098
Other	2,110

Total long-term debt	$221,208

        2012 Senior Credit Facility—On January 18, 2007, Mattress Holding Corp., an indirect consolidated subsidiary of ours, entered into a credit agreement with UBS Securities LLC and certain of its affiliates and other lenders for a senior secured term loan and revolving credit facility, which was amended and restated on November 5, 2012 and further amended on February 27, 2014 (as amended, the "2012 Senior Credit Facility"). The November 2012 amendment and restatement, among other things, (i) increased the revolving loan commitments from $35 million to $100 million, (ii) extended the maturity date of the revolving credit facility by two years to January 2015, (iii) extended the maturity date of outstanding term loans having an aggregate principal amount of $200 million by two years to January 2016 ("extended term loans"), (iv) increased the interest rate applicable to amounts outstanding under the extended term loans and revolving loans by 1.25%, (v) increased the amount of permitted capital expenditures to $80 million on an annual basis, beginning with capital expenditures incurred during fiscal 2012, and (vi) increased the maximum cumulative amount that Mattress Holding Corp. and its subsidiary guarantors may incur for permitted acquisitions through the extended maturity date. We incurred fees in connection with the amendment of approximately $1.5 million in fiscal 2012. The February 2014 amendment, among other things, (a) extended the maturity date of the revolving credit facility by one year to January 2016, (b) increased the incremental term loan facility amount by $150 million to $200 million, (c) increased the maximum amount the borrower and its subsidiary guarantors may spend in respect of acquisitions, on a per acquisition basis, from $50 million to $75 million, and (d) increased the maximum amount the borrower and its subsidiary guarantors may spend in respect of acquisitions, on an aggregate basis, from $200 million to $350 million.

        As of January 28, 2014, the 2012 Senior Credit Facility consisted of (i) outstanding term loan borrowings of $198.1 million maturing on January 18, 2016 and (ii) $21.0 million of outstanding borrowings under a $100.0 million revolving credit facility maturing on January 18, 2015 (which, as a result of the February 2014 amendment, will now mature on January 18, 2016), which includes a $15.0 million letter of credit subfacility and a $5.0 million swingline loan subfacility. At January 28, 2014, there was approximately $1.9 million in outstanding letters of credit, resulting in remaining availability under the revolving credit facility of $77.1 million.

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

        The applicable margin percentages for extended term loans are 2.50% for base rate loans and 3.50% for LIBOR loans. The applicable margin percentages for revolving loans are 2.50% for base rate loans and 3.50% for LIBOR loans. Swingline loans bear interest at an interest rate equal to the interest rate for base rate loans, and as of January 28, 2014, no such borrowings were outstanding. On the last day of each quarter, we also pay a commitment fee (payable in arrears) in respect of any unused commitments under the revolving credit facility, subject to adjustment based upon the total leverage ratio of Mattress Holding Corp. which varies from 0.375% to 0.50%. As of January 28, 2014, the commitment fee was 0.375%. We also pay fees for the issuance and maintenance of letters of credit.

        Outstanding term borrowings under the 2012 Senior Credit Facility are payable in quarterly principal installments of $0.5 million in fiscal 2014 and fiscal 2015. Accrued interest on outstanding borrowings is payable from time to time and no less frequently than quarterly. Furthermore, we are subject to an annual mandatory principal prepayment in an amount equal to a portion of "excess cash flow," as defined in the 2012 Senior Credit Facility, payable no later than 120 days after the end of each fiscal year. Such prepayments are first applied to reduce scheduled quarterly principal repayments for the next four quarters in order of maturity and then to reduce future quarterly payments through maturity on a pro-rata basis. We made an excess cash flow payment in the amount of $0.8 million on June 1, 2011 with respect to excess cash flows related to fiscal 2010. No excess cash flow payments were required with respect to fiscal 2011, fiscal 2012 and fiscal 2013. There are other mandatory prepayment requirements, subject to certain exceptions, from the net cash proceeds of certain asset sale and casualty and condemnation events, subject to reinvestment rights, from the net cash proceeds of any incurrence of certain debt, other than debt permitted under the 2012 Senior Credit Facility, and from the net cash proceeds of specified issuances of preferred equity securities. No such prepayments were required in fiscal 2011, fiscal 2012, and fiscal 2013. We may voluntarily repay outstanding loans under the 2012 Senior Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans.

        Other Indebtedness.    Our subsidiary, Mattress Firm, Inc., has an outstanding note payable related to the purchase of mattress specialty retail stores formerly operated by our franchisee, Perfect Mattress, in the aggregate principal amount of $2.0 million that bears interest at 7.75% with quarterly principal and interest payments through 2014.

        Our subsidiary, Mattress Firm, Inc., has notes payable for financing of equipment purchases in the amount of $0.1 million that are collateralized by the equipment with carrying amounts that approximate the outstanding principal balances of the related notes payable as of January 28, 2014.

Covenant Compliance

        We were in compliance with all of the financial covenants required under the 2012 Senior Credit Facility and our other indebtedness as of January 28, 2014. We believe that we will be able to maintain compliance with the various covenants required under our debt agreements for the next twelve months without amending any of the debt agreements or requesting waivers from the lenders that are party to the debt agreements.

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
Effective August 2010, we revised our return and exchange policy to enable our customers to return products for any reason up to 100 days after the original purchase date for either a full refund or exchange credit without the incurrence of exchange or other fees. The policy is referred to as the Happiness Guarantee®. Prior to this new policy, a customer could exchange a mattress for a similar mattress from 30 days to 90 days from the original purchase date, subject to a restocking fee, although the restocking fee could be waived at the discretion of the sales associate.
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
Vendor Incentives
Cash payments received from vendors as incentives to enter into or to maintain long-term supply arrangements, including payments received in connection with the opening of new stores and volume-based incentives requiring minimum purchase volumes during the term of the supply agreement, are deferred and amortized as a reduction of cost of sales using a systematic approach.
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
The Company receives cash funds from certain vendors upon the opening of a new store ("new store funds") if the opening results in an increase in the total number of stores in operation. Under the current supply arrangements, the Company is not required to purchase a stated amount of products for an individual store or in total as a condition to receipt of the new store funds, although it is obligated to repay a portion of new store funds if a new store is subsequently closed, if the Company ceases to sell the supplier's products in the new store or if a supply arrangement is terminated early. The Company classifies new store funds as a noncurrent liability and recognizes a pro-rata reduction of cost of sales in the results of operations over 36 months, which is the period that most closely aligns with the terms of the Company's supply agreements regarding the manner in which new store funds are earned.	Certain of our vendor agreements contain purchase volume incentives that require minimum purchase volumes and may provide for increased incentives when graduated purchase volumes are met. Amounts accrued as vendor receivables throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes.	We have not made any material changes in the policy we use to recognize vendor receivables during the past three fiscal years.
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

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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
The test for goodwill impairment involves a comparison of the fair value of our reporting units to their respective carrying amounts, including goodwill ("quantitative evaluation"). If the carrying value exceeds fair value, the fair value of goodwill is compared with the respective carrying value and an impairment loss is recognized in the amount of the excess. The impairment test for indefinite-lived assets consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the asset establishes the new accounting basis.
At the Company's option, determined annually, the test for goodwill may also be performed through a qualitative evaluation as to whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying value using an assessment of relevant events and circumstances. If any reporting unit is concluded to be more likely impaired than not, the Company proceeds to the quantitative evaluation described above. The Company did not elect to utilize the qualitative assessment approach for the goodwill impairment test performed for fiscal 2013.	The impairment test for goodwill is performed for each reporting unit. A reporting unit is defined as an operating segment or one level below a segment, a component. We manage our company-operated stores on a geographic basis. Our operating segments consist of each of our geographic regions of company-operated stores ("regions"), e-commerce sales, multi-channel sales representing our special events operations and the franchise business. Geographic territory components comprise each of the company-operated store regions and are aggregated within each region as all territory components possess similar economic characteristics. The e-commerce, multi-channel sales and franchise operating segments have no lower level components and each of these operating segments is a reporting unit. All of our goodwill is assigned to our region and e-commerce reporting units. The method of assigning goodwill to reporting units is applied in a consistent manner and may involve estimates and assumptions.

In the quantitative evaluation of goodwill impairment, we determine fair value for each of these reporting units by using widely accepted valuation techniques, including the income approach and the market approach. These types of valuation techniques contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as our future expectations.	As we test goodwill impairment at the reporting unit level, we may be required to incur goodwill impairment charges based on adverse changes affecting a particular reporting unit, regardless of overall performance. Such impairment charges may have a material adverse effect on our results of operations.
The fair values of all of our reporting units were substantially in excess of the assigned carrying values in the most recent impairment test performed as of the end of the fourth quarter of fiscal 2013.
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
A 10% change in our location closing liability at January 28, 2014, would have affected net income by less than $0.1 million in fiscal 2013.

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
We typically engage an independent valuation firm to assist in estimating the fair value of significant assets and liabilities of acquired businesses.
The total amount of goodwill arising from an acquisition may be assigned to one or more reporting units in situations where the acquired business consists of specialty mattress retail operations in multiple regions or when other reporting units are expected to benefit from synergies of the acquisition. The method of assigning goodwill to reporting units is reasonable and supportable and applied in a consistent manner and may involve estimates and assumptions.	We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair values of acquired assets and liabilities for those acquisitions completed in fiscal 2011, fiscal 2012 and fiscal 2013. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.
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
A 10% change in our warranty liability at January 28, 2014, would have affected net income by less than $0.5 million in fiscal 2013.
Income Taxes
Our income tax expense is based on our income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate.
Deferred tax assets and liabilities are reflected on the balance sheet for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes that will reverse in subsequent years. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are estimated to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that the change is effective. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized.	Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental tax authorities. Significant judgment is required in determining our income tax expense and in evaluating our tax position, including evaluating uncertainties. Management reviews tax positions at least quarterly and adjusts the balances as new information becomes available.	We performed an analysis of all available evidence, both positive and negative, consistent with provision of ASC 740-10-30-17. As of January 28, 2014 we determined that it was more likely than not that the deferred tax assets would be realized.
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
Eligible employees have been granted stock options at an exercise price equal to the grant day closing price of our common stock. A portion of the stock options granted to our employees are subject to a four or five-year time-based vesting schedule, while the remaining portion of the stock options are subject to a four-year market-based vesting schedule, with such vesting based on specified stock price increase targets, as set forth in the option award agreement evidencing the grant of such stock options.
In addition non-employee independent directors and certain of our employees were granted restricted stock with a fair value equal to our closing stock price on the date of grant. The grants to non-employee independent directors vest over one year, while a portion of the restricted stock granted to certain of our employees vest over three years. The remaining portion of the restricted stock granted to our employees are subject to either a four-year time-based vesting schedule or a four-year market-based vesting schedule, with such vesting based on specified stock price increase targets, as set forth in the stock award agreement evidencing the grant of such restricted stock.	The Company estimates the fair value of stock awards granted pursuant to the Omnibus Plan based upon the nature of the awards. Stock options that vest based upon the passage of time are valued using a Black-Scholes option pricing model, which utilizes assumptions for risk-free interest rate, dividend yield, stock price volatility and weighted average expected term. Restricted stock awards that vest based upon the passage of time are valued using the closing market price per share on the date of grant. Stock options and restricted stock awards that include additional market vesting conditions are valued using a Monte Carlo Simulation approach, which utilizes similar input assumptions as the Black-Scholes option pricing model, plus a suboptimal exercise factor. The assumptions involving stock price volatility and stock option term are subject to a higher degree of uncertainty due to the limited period of time that the Company's equity shares have been publicly traded and limited experience with stock option awards. The Company has utilized data of publicly-traded peer companies to provide a reasonable basis for such assumptions and has applied the simplified method as permitted by SAB 107 and SAB 110 in determining the stock option term.	We have not made any material changes in the policy we use to estimate the fair value of stock-based awards and the period over which compensation expense is recognized. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.
In addition, if actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. Finally, if the actual forfeiture rates are not consistent with the assumptions used, we could experience future earnings adjustments.
A 10% change in our stock-based compensation expense for the year ended January 28, 2014, would have affected net income by less than $0.5 million in fiscal 2013.

Seasonality

        Our business is subject to seasonal fluctuations and we generally have experienced more sales and a greater portion of income during the second and third quarters of our fiscal year due to a concentration of summer season holidays, including Memorial Day, the Fourth of July and Labor Day, and other seasonal factors. While we expect this trend to continue for the foreseeable future, we also expect that the timing of new store openings and the acquisitions we have made or may make and the timing of those acquisitions may have some effect on the impact of these seasonal fluctuations.

Summary Disclosures about Contractual Obligations and Commercial Commitments

        The following summarizes certain of our contractual obligations at January 28, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter	Total
Long-term debt, including principal and interest(1)	$11,961	$225,790	$—	$—	$—	$—	$237,751
Operating leases(2)	134,622	119,684	96,568	76,313	59,621	182,901	669,709
Operating contracts(3)	1,467	400	—	—	—	—	1,867
Letters of credit(4)	25	25	25	125	—	—	200

Total	$148,075	$345,899	$96,593	$76,438	$59,621	$182,901	$909,527

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

(4)
We have outstanding letters of credit at January 28, 2014, which expire at varying times through 2017, including $1.7 million that are subject to automatic renewal for an additional one-year period on the anniversary date of the agreement, unless we receive notice from the counterparty that the letter of credit agreement has been terminated at least 30 days prior to the automatic renewal date.

        Our total liability for uncertain tax positions under the Accounting Standards Codification (ASC) section 740-10-25 was $0.4 million as of January 28, 2014. During the next fiscal year, unrecognized tax benefits are expected to remain unchanged. At this time, we do not expect a payment related to these obligations within the next year. See Note 6 to the consolidated financial statements for additional information.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk.    Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under the 2012 Senior Credit Facility with interest rates that vary in direct relationship to changes in the prime interest rate or LIBOR. Our floating rate indebtedness was approximately $219.1 million at January 28, 2014. If short-term floating interest rates increased by 100 basis points during the prior twelve months, our interest expense would have increased by approximately $2.3 million during that year. This amount is determined by considering the impact of the hypothetical change in interest rates on our average amount of floating rate indebtedness outstanding and cash equivalent balances for fiscal 2013.

        Impact of Inflation.    We believe that inflation has not had a material impact on our results of operations for any fiscal year during the three-year period ended January 28, 2014. We cannot be sure that inflation will not have an adverse impact on our operating results or financial condition in future periods.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mattress Firm Holding Corp.
Houston, Texas

        We have audited the accompanying consolidated balance sheet of Mattress Firm Holding Corp. and subsidiaries (the "Company") as of January 28, 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audit. The consolidated financial statements of the Company for the years ended January 29, 2013 and January 31, 2012, were audited by other auditors whose report, dated April 1, 2013, expressed an unqualified opinion on those statements.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mattress Firm Holding Corp. and subsidiaries as of January 28, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for inventory from the First-In, First-Out cost flow method to the Weighted Average cost flow method in the year ended January 28, 2014.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 28, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

March 26, 2014
Houston, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mattress Firm Holding Corp.
Houston, Texas

        We have audited the internal control over financial reporting of Mattress Firm Holding Corp. and subsidiaries (the "Company") as of January 28, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended January 28, 2014 of the Company and our report dated March 26, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company's adoption of a change in accounting for inventory from the First-In, First-Out cost flow method to the Weighted Average cost flow method.

/s/ DELOITTE & TOUCHE LLP

March 26, 2014
Houston, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Mattress Firm Holding Corp.

        We have audited the accompanying consolidated balance sheet of Mattress Firm Holding Corp. (a Delaware corporation) and subsidiaries (the "Company") as of January 29, 2013, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended January 29, 2013. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mattress Firm Holding Corp. and subsidiaries as of January 29, 2013, and the results of their operations and their cash flows for each of the two years in the period ended January 29, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas
April 1, 2013

MATTRESS FIRM HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	January 29, 2013	January 28, 2014
	(in thousands, except share amounts)
Assets
Cash and cash equivalents	$14,556	$22,878
Accounts receivable, net	26,246	20,812
Inventories	63,228	81,507
Deferred income taxes	3,710	4,729
Prepaid expenses and other current assets	18,855	16,348

Total current assets	126,595	146,274
Property and equipment, net	144,612	174,770
Intangible assets, net	82,479	84,391
Goodwill	358,978	366,647
Debt issue costs and other, net	12,015	12,549

Total assets	$724,679	$784,631

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$33,930	$3,621
Accounts payable	64,642	72,165
Accrued liabilities	41,106	42,435
Customer deposits	8,012	9,318

Total current liabilities	147,690	127,539
Long-term debt, net of current maturities	219,069	217,587
Deferred income taxes	26,800	37,921
Other noncurrent liabilities	63,624	73,092

Total liabilities	457,183	456,139

Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.01 par value; 120,000,000 shares authorized; 33,795,630 shares issued and outstanding at January 29, 2013; and 34,002,981 and 33,990,381 shares issued and outstanding at January 28, 2014, respectively	338	340
Additional paid-in capital	365,083	373,153
Accumulated deficit	(97,925)	(45,001)

Total stockholders' equity	267,496	328,492

Total liabilities and stockholders' equity	$724,679	$784,631

The accompanying notes are an integral part of these consolidated financial statements.

MATTRESS FIRM HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal 2011	Fiscal 2012	Fiscal 2013
	(in thousands, except share and per share amounts)
Net sales	$703,910	$1,007,337	$1,216,812
Cost of sales	428,018	614,572	751,487

Gross profit from retail operations	275,892	392,765	465,325
Franchise fees and royalty income	4,697	5,396	5,617

	280,589	398,161	470,942

Operating expenses:
Sales and marketing expenses	167,605	245,555	289,533
General and administrative expenses	51,684	73,640	82,964
Intangible asset impairment charge	—	2,100	—
Loss on store closings and impairment of store assets	759	1,050	1,499

Total operating expenses	220,048	322,345	373,996

Income from operations	60,541	75,816	96,946

Other expense:
Interest expense, net	29,301	9,247	10,864
Loss from debt extinguishment	5,704	—	—

	35,005	9,247	10,864

Income before income taxes	25,536	66,569	86,082
Income tax (benefit) expense	(8,815)	26,698	33,158

Net income	$34,351	$39,871	$52,924

Basic net income per common share	$1.40	$1.18	$1.56
Diluted net income per common share	$1.40	$1.18	$1.55
Basic weighted average shares outstanding	24,586,274	33,770,779	33,870,461
Diluted weighted average shares outstanding	24,586,274	33,853,276	34,131,456

The accompanying notes are an integral part of these consolidated financial statements.

MATTRESS FIRM HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Total Stockholders' Equity (Deficit)
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Par Value
	(in thousands, except share amounts)
Balances at February 1, 2011	22,399,952	$224	$156,241	$(172,147)	$(15,682)
Public offering of common stock, net of costs	6,388,888	64	110,382	—	110,446
Issuance of common stock upon conversion of PIK notes	2,774,035	28	52,680	—	52,708
Issuance of common stock upon conversion of Convertible Notes	2,205,953	22	41,891	—	41,913
Stock-based compensation	—	—	523	—	523
Net income	—	—	—	34,351	34,351

Balances at January 31, 2012	33,768,828	338	361,717	(137,796)	224,259
Retirement of residual Mattress Holdings, LLC shares	(57)	—	—	—	—
Exercise of common stock options	26,859	—	510	—	510
Stock-based compensation	—	—	2,856	—	2,856
Net income	—	—	—	39,871	39,871

Balances at January 29, 2013	33,795,630	338	365,083	(97,925)	267,496
Exercise of common stock options	158,563	2	3,025	—	3,027
Excess tax benefits associated with stock-based awards	—	—	692	—	692
Vesting of restricted stock	48,788	—	—	—	—
Purchase of vested stock-based awards	(12,600)	—	(493)	—	(493)
Stock-based compensation	—	—	4,846	—	4,846
Net income	—	—	—	52,924	52,924

Balances at January 28, 2014	33,990,381	$340	$373,153	$(45,001)	$328,492

The accompanying notes are an integral part of these consolidated financial statements.

MATTRESS FIRM HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal 2011	Fiscal 2012	Fiscal 2013
	(in thousands)
Cash flows from operating activities:
Net income	$34,351	$39,871	$52,924
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	17,450	23,507	29,498
Interest expense accrued and paid-in-kind	20,575	—	—
Loan fees and other amortization	2,530	2,361	2,207
Loss from debt extinguishment	5,704	—	—
Deferred income tax expense (benefit)	(11,271)	17,131	12,349
Stock-based compensation	523	2,856	4,846
Intangible asset impairment charge	—	2,100	—
Loss on store closings and impairment of store assets	324	894	1,499
Construction allowances from landlords	3,562	5,567	5,464
Effects of changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(6,852)	(5,350)	6,168
Inventories	(10,555)	(15,714)	(15,964)
Prepaid expenses and other current assets	(1,306)	(3,616)	2,901
Other assets	(2,914)	(3,219)	(3,049)
Accounts payable	13,159	9,324	3,183
Accrued liabilities	9,333	1,389	(1,401)
Customer deposits	1,518	(218)	840
Other noncurrent liabilities	5,544	1,855	1,976

Net cash provided by operating activities	81,675	78,738	103,441

Cash flows from investing activities:
Purchases of property and equipment	(34,356)	(68,604)	(55,546)
Business acquisitions, net of cash acquired	(7,958)	(63,051)	(8,833)

Net cash used in investing activities	(42,314)	(131,655)	(64,379)

Cash flows from financing activities:
Proceeds from issuance of debt	40,198	56,000	72,000
Principal payments of debt	(145,231)	(36,983)	(105,966)
Proceeds from issuance of common stock, net of costs	110,446	—	—
Proceeds from exercise of common stock options	—	510	3,027
Excess tax benefits associated with stock-based awards	—	—	692
Purchase of vested stock-based awards	—	—	(493)
Debt issuance costs	(1,273)	—	—

Net cash provided by (used in) financing activities	4,140	19,527	(30,740)

Net increase (decrease) in cash and cash equivalents	43,501	(33,390)	8,322
Cash and cash equivalents, beginning of period	4,445	47,946	14,556

Cash and cash equivalents, end of period	$47,946	$14,556	$22,878

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

        Furthermore, in connection with the consummation of the initial public offering, (i) Convertible Notes with an aggregate principal and accrued interest balance of $41.9 million were converted into 2,205,953 shares the Company's common stock at a price per share equal to the initial public offering price, and (ii) the PIK Notes that were not repaid with net proceeds from the initial public offering, with an aggregate principal and accrued interest balance of $52.7 million, were converted into 2,774,035 shares of the Company's common stock at a price per share equal to the initial public offering price (see Note 13).

        Ownership—As of January 28, 2014, J.W. Childs Equity Partners III, L.P. owns 16.4 million shares (approximately 48%) of the common stock of Mattress Firm Holding Corp. and is the controlling stockholder. Prior to the initial public offering, the Company was a wholly-owned subsidiary of Mattress Holdings, LLC, which was majority owned by JWC Mattress Holdings, LLC, a limited liability company managed by J.W. Childs Associates, Inc. ("J.W. Childs"). Mattress Holdings, LLC had various minority owners including certain members of the Company's management (together with J.W. Childs, the "Equity Owners"). On September 27, 2012, Mattress Holdings, LLC distributed its holdings of Mattress Firm Holding Corp. common stock to the Equity Owners and was subsequently dissolved.

        Basis of Presentation—The accompanying financial statements present the consolidated balance sheets, statements of operations, stockholders' equity and cash flows of the Company. Certain reclassifications have been made to the prior year consolidated statements of cash flows to segregate the cash proceeds related to construction allowances from landlords from the previously reported cash activity that was included as components of the changes in accounts receivable and noncurrent liabilities to conform to the current period financial statement presentation with no effect on our

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and Summary of Significant Accounting Policies (Continued)

previously reported net cash provided by operating activities. All intercompany accounts and transactions have been eliminated.

        Fiscal Year—The Company's fiscal year consists of 52 or 53 weeks ending on the Tuesday closest to January 31. Each of the fiscal years ended January 31, 2012 ("Fiscal 2011"), January 29, 2013 ("Fiscal 2012") and January 28, 2014 ("Fiscal 2013") consisted of 52 weeks.

        Accounting Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of (i) assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are more susceptible to change in the near term are the accruals for sales returns and exchanges, product warranty costs, asset impairments and store closing costs.

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

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and Summary of Significant Accounting Policies (Continued)

        Assets requiring recurring or non-recurring fair value measurements consisted of the following (in thousands):

	Net Book Value as of January 29, 2013	Fair Value Measurements
					Fiscal 2012 Impairments
		Level 1	Level 2	Level 3
Nonqualified deferred compensation plan (Note 13)	$1,138	$—	$1,138	$—	$—
Intangible assets requiring impairment review (Note 4)	$786	$—	$—	$786	$2,100
Property and equipment requiring impairment review (Note 3)	$—	$—	$—	$—	$156

	Net Book Value as of January 28, 2014	Fair Value Measurements
					Fiscal 2013 Impairments
		Level 1	Level 2	Level 3
Nonqualified deferred compensation plan (Note 13)	$1,353	$—	$1,353	$—	$—
Property and equipment requiring impairment review (Note 3)	$321	$—	$—	$321	$464

        The significant Level 3 unobservable inputs used in the fair value measurement of the Company's intangible assets and property and equipment were (i) the weighted average cost of capital ("WACC") and (ii) the royalty rate related to intangible trade names. Increases (decreases) in WACC inputs in isolation would result in a lower (higher) fair value measurement. Increases (decreases) in the royalty rate inputs in isolation would result in a higher (lower) fair value measurement. Fair value measurements may be determined by independent third parties.

        The following tables are not intended to be all-inclusive, but rather provide a summary of the significant unobservable inputs used in the fair value measurement of the Company's Level 3 assets in which impairment testing was performed.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and Summary of Significant Accounting Policies (Continued)

  Impairment testing performed as of January 29, 2013

Valuation Technique	Significant Unobservable Inputs	Unobservable Input Range
Intangible Asset Impairment Testing
Income approach	WACC(1)	15.5% - 17.5%
Income approach	Royalty rate	0.5% - 1.5%
Property and Equipment Impairment Testing
Income approach	WACC(1)	13.5%

  Impairment testing performed as of January 28, 2014

Valuation Technique	Significant Unobservable Inputs	Unobservable Input Range
Property and Equipment Impairment Testing
Income approach	WACC(1)	13.5%

(1)
Weighted Average Cost of Capital

        The table below summarizes the estimated fair values had the Company elected the fair value option under ASC 825, Financial Instruments, related to accounting for debt obligations at their fair value and the respective carrying values of the Company's credit facility (the "2012 Senior Credit Facility"), as of January 29, 2013 and January 28, 2014 (in millions):

	January 29, 2013		January 28, 2014
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Senior Credit Facility—Term Loans—Level 2	$226.3	$226.7	$198.6	$198.1

        The fair value of the 2012 Senior Credit Facility term loans was estimated based on the ask and bid prices quoted from an external source. The carrying amounts of other debt instruments at fixed rates approximated their respective fair values due to the comparability of interest rates for the same or similar issues that are available.

        Net Sales—Sales revenue, including fees collected for delivery services, is recognized upon delivery and acceptance of mattresses and bedding products by the Company's customers and is recorded net of estimated returns. Customer deposits collected prior to the delivery of merchandise are recorded as a liability. Net sales are recognized net of the sales tax collected from customers and remitted to various taxing jurisdictions.

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

  •
  Management fees;

  •
  Insurance; and

  •
  Other overhead costs.

        Vendor Incentives—Cash payments received from vendors as incentives to enter into or to maintain long-term supply arrangements, including new store funds described in the following paragraph, are deferred and amortized as a reduction of cost of sales using a systematic approach. Vendor incentives that are based on a percentage of the cost of purchased merchandise, such as cooperative advertising funds, are accounted for as a reduction of the price of the vendor's products and result in a reduction of cost of sales when the merchandise is sold. Certain vendor arrangements provide for volume-based incentives that require minimum purchase volumes and may provide for increased incentives upon higher levels of volume purchased. The recognition of earned incentives that vary based on purchase levels includes the effect of estimates of the Company's purchases of the vendor's products and may result in adjustments in subsequent periods if actual purchase volumes deviate from the estimates. Vendor incentives that are direct reimbursements of costs incurred by the Company to sell the vendor's products are accounted for as a reduction of the related costs when

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and Summary of Significant Accounting Policies (Continued)

recognized in the Company's results of operations. From time to time, certain vendors provide funds to the Company to advertise their products. The Company recognized $3.9 million, $5.2 million and $9.1 million as a reduction to sales and marketing expense during fiscal 2011, fiscal 2012 and fiscal 2013, respectively, related to such direct vendor advertising funds.

        The Company receives cash funds from certain vendors upon the opening of a new store ("new store funds") if the opening results in an increase in the total number of stores in operation. Under the current supply arrangements, the Company is not required to purchase a stated amount of products for an individual store or in total as a condition to receipt of the new store funds, although it is obligated to repay a portion of new store funds if a new store is subsequently closed, if the Company ceases to sell the supplier's products in the new store or if a supply arrangement is terminated early. The Company classifies new store funds as a noncurrent liability and recognizes a pro-rata reduction of cost of sales in the results of operations over 36 months, which is the period that most closely aligns with the terms of the Company's supply agreements regarding the manner in which new store funds are earned.

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

        Activity with respect to the liability for sales returns and exchanges, included in accrued liabilities, was as follows (in thousands):

	Fiscal 2011	Fiscal 2012	Fiscal 2013
Balance at beginning of period	$513	$1,079	$1,485
Sales return and exchange provision	3,651	6,230	8,802
Sales return and exchange claims	(3,085)	(5,824)	(8,291)

Balance at end of period	$1,079	$1,485	$1,996

        Product Warranties—Pursuant to certain of the Company's supply agreements, the Company may be responsible for manufacturer service warranties and any extended warranties the Company may offer. The customer is not charged a fee for warranty coverage. The Company accrues for the estimated cost of warranty coverage at the time the sale is recorded. In estimating the liability for product warranties, the Company considers the impact of recoverable salvage value on product received back under warranty. Based upon the Company's historical warranty claim experience, as well as recent trends that might suggest that past experience may differ from future claims, management periodically reviews and adjusts, if necessary, the liability for product warranties.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and Summary of Significant Accounting Policies (Continued)

        Activity with respect to the liability for product warranties was as follows (in thousands):

	Fiscal 2011	Fiscal 2012	Fiscal 2013
Balance at beginning of period	$2,063	$2,766	$3,779
Warranty provision	2,238	2,414	2,932
Warranty claims	(1,535)	(1,401)	(1,910)

Balance at end of period	2,766	3,779	4,801
Less: Current portion included in accrued liabilities	1,285	1,735	1,994

Noncurrent portion included in other non-current liabilities	$1,481	$2,044	$2,807

        Franchise Fees and Royalty Income—The Company has granted franchise rights to private operators to operate Mattress Firm stores for a term of generally 20 to 30 years on a market-by-market basis. The Company provides standard operating procedure manuals, the right to use systems and trademarks, assistance in site locations of stores and warehouses, training and support services, advertising materials and management and accounting software to its franchisees. The Company is entitled to a nonrefundable initial franchise fee that is recognized in income when all material services have been substantially performed, which is upon the opening of a new store. In addition, the Company earns ongoing royalties based on a percentage of gross franchisee sales, payable twice a month, which are recognized in income during the period sales are recognized by the franchisees.

        The Company evaluates the credentials, business plans and the financial strength of potential franchisees before entering into franchise agreements and before extending credit terms for franchise fee and royalty payments. Concentrations of credit risk with respect to accounts receivable with franchisees after considering existing allowances for doubtful accounts, are considered by management to be limited as a result of the small size of the franchisee network relative to company-operated stores and the years of experience with the current franchisee owners. The Company generally has the right, under the terms of its franchise agreements, to assume the operations of franchisees that do not comply with the conditions of the franchise agreement, including a default on the payments owed to the Company. In such instances, the assumption may involve purchase consideration in the form of cash and the assumption of certain franchisee obligations, including obligations to the Company. Based upon collection experience with existing franchisees and the collateral position, an allowance for doubtful accounts was not necessary as of both January 29, 2013 and January 28, 2014.

        Pre-opening Expense—Store pre-opening expenses, which consist primarily of occupancy costs, are expensed as incurred.

        Advertising and Media Production Expense—The Company incurs advertising costs associated with print and broadcast advertisements. Such costs are expensed as incurred except for media production costs, which are deferred and charged to expense in the period that the advertisement initially airs. Advertising and media production expense, net of direct funds received from certain vendors, was $60.2 million, $87.2 million, and $105.3 million for fiscal 2011, fiscal 2012 and fiscal 2013, respectively.

        Income Taxes—Income taxes are accounted for using the asset and liability method to account for deferred income taxes by applying the statutory tax rates in effect at the balance sheet date to

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and Summary of Significant Accounting Policies (Continued)

temporary differences between the amount of assets and liabilities for financial and tax reporting purposes that will reverse in subsequent years. The effect on deferred tax assets and liabilities from a change in the tax rate is recognized in the statement of operations in the period that the change is effective.

        Tax positions are reviewed at least quarterly and adjusted as new information becomes available. The recoverability of deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These estimates of future taxable income inherently require significant judgment. To the extent it is considered more likely than not that a deferred tax asset will not be recovered, a valuation allowance is established.

        The Company accounts for its total liability for uncertain tax positions according to the provisions of ASC section 740-10-25. The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities. Reserves are provided for potential exposures when it is considered more-likely-than-not that a taxing authority may take a sustainable position on a matter contrary to the Company's position. The Company evaluates these reserves, including interest thereon, on a periodic basis to ensure that they have been appropriately adjusted for events, including audit settlements that may impact the ultimate payment for such exposure. To the extent that the Company's assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense. (See Note 6 for further discussion.)

        Stock-Based Compensation—The Company measures compensation cost with respect to equity instruments granted as stock-based payments to employees based upon the estimated fair value of the equity instruments at the date of the grant. The cost as measured is recognized as expense over the period during which an employee is required to provide services in exchange for the award, or to their eligible retirement date, if earlier. The benefit of tax deductions in excess of recognized compensation expense, if any, is reported as a financing cash flow in the Statement of Cash Flows.

        The Company follows the SEC's Staff Accounting Bulletin No. 107 "Share-Based Payment" ("SAB 107"), as amended by Staff Accounting Bulletin No. 110 ("SAB 110"), which provides supplemental application guidance based on the views of the SEC. The Company estimates the expected term that its stock options will remain outstanding using the simplified method as permitted by SAB 107 and SAB 110 because it has insufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms of its stock options.

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

        The Company offers financing to customers by utilizing the services of independent, third party finance and lease-to-own companies (collectively "finance companies") that extend credit directly to the Company's customers with no recourse to the Company for credit related losses. The finance companies have the discretion to establish and revise the credit criteria used in evaluating whether to

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and Summary of Significant Accounting Policies (Continued)

extend financing to the Company's customers. Accounts receivable include sales proceeds of financed sales, net of related fees, which are in the course of funding by the finance companies. The Company reviews the financial condition of its finance companies and has experienced no losses on the collection of accounts receivable resulting from the financial condition of the finance companies. The Company's experience in submitting certain information to the finance companies required to receive timely funding of financed sales is also considered in determining the potential loss on the collection of accounts receivable. Accounts receivable from finance companies are recorded net of an allowance for expected losses of approximately $0.3 million and $1.1 million as of January 29, 2013 and January 28, 2014, respectively. The remaining receivables are periodically evaluated for collectability and an allowance is established based on historical collection trends and write-off history as appropriate.

        Accounts receivable consists of the following (in thousands):

	January 29, 2013	January 28, 2014
Vendor incentives	$14,421	$9,749
Finance companies	7,522	7,760
Tenant improvement allowances	1,665	1,985
Franchisees and other	2,638	1,318

	$26,246	$20,812

        Inventories—The Company's inventories consist of finished goods inventories of mattresses and other products, including finished goods that are for showroom display in the Company's stores. Inventories consist primarily of the purchase price paid to vendors, as adjusted to include the effect of vendor incentives that are generally based on a percentage of the cost of purchased merchandise. The Company does not purchase or hold inventories on behalf of franchisees.

        The Company is in the process of implementing a new computer system that provides sales tracking, inventory management, financial reporting and warehouse management capabilities ("new ERP system") to enhance functionality and to support the Company's growth strategy. The new ERP system utilizes the weighted average cost flow method for determining inventory cost ("Weighted Average") and, as the new ERP system is rolled out across the Company's markets, will replace the First-In, First-Out cost flow method ("FIFO") utilized by our legacy system. The Weighted Average and FIFO methods are both allowable under U.S. GAAP. The Financial Accounting Standards Board ("FASB") has issued guidance that when there are two allowable alternative accounting principles, a company must determine which one is preferable. The adoption of the Weighted Average method is considered preferable by the Company due to the fact that it aligns with the functionality of the new ERP system. The Company also considered other factors that support preferability of the Weighted Average method, including closer alignment with the physical flow of the Company's inventories and prevalence among industry peers. Consistent with FASB requirements, if a change in accounting principle is determined to be preferable, the change shall be reported through retrospective application to the financial statements of all prior periods, unless the effects are not material. The Company determined that the effects of adopting the Weighted Average method are not material to its financial statements. This determination is supported by certain inherent characteristics of the Company's business, including the ability to hold low inventories relative to sales levels, continuous product replenishment, the relatively short life cycles of most mattress products and the infrequency of vendor

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and Summary of Significant Accounting Policies (Continued)

price changes during the life cycle of the majority of products that are carried. Therefore, the change in accounting principle has not been retrospectively applied to prior periods.

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

        Depreciation of property and equipment, other than improvements to leased property, is provided on the straight-line method at rates based on the estimated useful lives of individual assets or classes of assets as follows:

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

        The Company considers future asset retirement obligations, if such obligations can be reasonably estimated, at the time an asset is acquired or constructed with a corresponding increase in the cost basis of the asset. The Company generally has minimal conditional obligations with respect to the termination and abandonment of leased locations and the estimated fair value of such obligations is immaterial for the fiscal years ended January 29, 2013 and January 28, 2014.

        The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. The investments in store leasehold costs and related equipment represent the Company's most significant long-lived assets. The Company evaluates store-level results to determine whether projected future cash flows over the remaining lease terms are sufficient to recover the carrying value of the fixed asset investment in each individual store. If projected future cash flows are less than the carrying value of the fixed asset investment, an impairment charge is recognized to the extent that the fair value, as determined by discounted cash flows or appraisals, is less than the carrying value of such assets. The carrying value of leasehold improvements as well as certain other property and equipment are subject to impairment write-downs as a result of such evaluation. After an impairment loss is recognized, the adjusted carrying

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and Summary of Significant Accounting Policies (Continued)

amount of the asset group establishes the new accounting basis. As further described in Note 3, the Company has recognized impairment losses during fiscal 2011, fiscal 2012 and fiscal 2013.

        Goodwill and Intangible Assets—Assets acquired and liabilities assumed in a business acquisition are recorded at fair value on the date of the acquisition. Purchase consideration in excess of the aggregate fair value of acquired net assets is allocated to identifiable intangible assets, to the extent of their fair value, and any remaining excess purchase consideration is allocated to goodwill. The total amount of goodwill arising from an acquisition may be assigned to one or more of the Company's "reporting units."

        A reporting unit is defined as an operating segment or one level below an operating segment, a component. As further discussed in the section "Reportable Segments", the Company's operating segments consist of company-operated store regions, e-commerce, multi-channel sales and the franchise business. Territory unit components comprise each of the company-operated store regions and, since all territory units possess similar economic characteristics, are aggregated within each region to determine a reportable unit. The e-commerce, multi-channel sales and franchise operating segments have no lower level components and each of these operating segments is a reporting unit. The method of assigning goodwill to reporting units is applied in a consistent manner and may involve estimates and assumptions.

        Goodwill is not amortized but is tested annually for impairment at the reporting unit level by comparing the fair value of the reporting units to their respective carrying amounts, including goodwill, as of the end of each fiscal year or when events and circumstances indicate that the carrying value of these assets may exceed their current fair values. All of the carrying value of goodwill has been assigned to the Region and e-commerce reporting units for impairment testing purposes. The Company establishes fair value for the purpose of impairment testing by considering the income and market approaches to fair value. The income approach provides an estimated fair value based on the Company's anticipated cash flows that are discounted using a weighted average cost of capital rate based on comparable industry average rates. The market approach provides an estimated fair value based on market multiples applied to the Company's historical operating results. If the carrying value of a reporting unit exceeds fair value, the fair value of goodwill is compared to the respective carrying value and an impairment loss is recognized in the amount of the excess. The Company recognized no goodwill impairment losses during fiscal 2011, fiscal 2012 and fiscal 2013.

        The impairment test for indefinite lived intangible assets consists of a comparison of the fair value of the asset against its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the asset establishes the new accounting basis. The Company determines the fair value of intangible trade names by utilizing the "relief from royalty method", a specific discounted cash flow approach that estimates value by royalties saved from owning the respective name rather than having to license it from another party.

        Debt Issue Costs and Other Assets—Significant components of other assets include debt issue costs, lease deposits and other assets. Debt issue costs are amortized to interest expense over the term of the related debt instruments, and other assets are amortized over their estimated useful lives. Debt issue costs and other assets net of accumulated amortization were $12.0 million and $12.5 million as of January 29, 2013 and January 28, 2014, respectively. Accumulated amortization on debt issue costs and

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and Summary of Significant Accounting Policies (Continued)

other assets was $11.6 million and $12.1 million as of January 29, 2013 and January 28, 2014, respectively.

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

        Reportable Segments—The Company's operations consist primarily of the retail sale of mattresses and bedding-related products in various metropolitan areas in the United States through company-operated and franchisee-operated mattress specialty stores that operate primarily under the Mattress Firm name. The Company manages its company-operated stores on a geographic basis. The Company also generates sales through its e-commerce website and special events business primarily to customers who reside in the metropolitan areas in which company-operated stores are located.

        During fiscal 2013, in response to the growth in sales, store units and metropolitan areas in which the Company operates, the Company revised the geographic management structure of its company-operated stores to add hierarchical layers, which broadened management's control over the business and re-aligned the internal reporting structure to reflect the geographic territories used by management to review, evaluate and operate the expanded business efficiently. As a result, the determination of an operating segment, as it relates to company-owned stores, was revised from a "metropolitan market" to a "region", with each region defined as the aggregation of each geographic "territory" within the region, and each territory defined as the aggregation of the metropolitan markets within the territory. As now reflected by the geographic management structure, the Company's chief operating decision maker reviews the results of operations and makes decisions regarding the allocation of resources at the regional level.

        A reportable segment is an operating segment or an aggregation of two or more operating segments that contain similar economic characteristics. After giving effect to the geographic management structure discussed in the preceding paragraph, the Company's nine operating segments consisting of six company-operated store regions, the e-commerce website, multi-channel sales and the franchise business. The company-operated store regions, e-commerce website and special events business segments are aggregated into a single reportable segment ("retail segment") as a result of the similar nature of the products sold and other similar economic characteristics that are expected to continue into future periods. Furthermore, the Company generates franchise fees and royalty income from the operation of franchisee-operated Mattress Firm stores in metropolitan markets in which the Company does not operate. Franchise operations are a separate reportable segment, for which the results of operations, as viewed by management, are fully represented by the franchise fees and royalty income reported on the face of the statements of operations because costs associated with the franchise business are not distinguished from other cost data viewed by management. The Company's assets are used primarily in the operation of its retail segment and the assets directly attributable to the franchise operations are not separately disclosed because they are not material.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions

        The Company completed a number of acquisitions of the equity interests or operating assets of specialty mattress retailers during fiscal 2011, fiscal 2012 and fiscal 2013. These acquisitions: (i) increase the Company's store locations and market share in markets in which the Company currently operates, which generally results in expense synergies and improved leverage over market-level costs, such as advertising and warehousing, or (ii) provide an efficient way to enter new markets in which the Company did not previously operate and which provide a platform for further growth. Results of operations of the acquired businesses are included in the Company's results of operations from the respective effective dates of the acquisitions.

        Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The Company's goodwill is primarily related to the increase in the Company's store locations and market share with expectations of expense synergies and leverage over costs, such as advertising and warehousing.

        Subsequent to January 28, 2014, the Company has conducted acquisition activities as further described in Note 17.

        Acquisitions During Fiscal 2013—Effective June 14, 2013, the Company acquired substantially all of the assets and liabilities of Olejo, Inc. ("Olejo"), a growing online retailer focused primarily on mattresses and related accessories, for a total purchase price of approximately $3.2 million, including working capital adjustments. The purchase price consisted of cash of $2.0 million (net of $0.1 million of cash acquired), and a contingent earnout of $1.1 million payable over the next two fiscal years based on the achievement of certain defined sales targets for the Company's e-commerce sales business.

        Effective November 13, 2013, the Company acquired the equity interests of NE Mattress People, LLC ("Mattress People") relating to the operation of five mattress specialty stores located in Nebraska and Iowa for a total purchase price of approximately $2.0 million, including working capital adjustments. The Company intends to rebrand the acquired stores as Mattress Firm.

        Effective December 10, 2013, the Company acquired the leasehold interests, store assets, distribution center assets and related inventories, and assumed certain liabilities of a franchisee—Perfect Mattress of Wisconsin, LLC ("Perfect Mattress") relating to the operation of 39 mattress specialty stores located in Wisconsin and Illinois for a total purchase price of approximately $6.5 million, subject to customary post-closing adjustments. Under the terms of the purchase agreement, Perfect Mattress provided unsecured financing to the Company in the amount of approximately $2.0 million in connection with the purchase, which is payable over a term of one year in quarterly installments, including interest at an annual rate of 7.75%.

        Effective December 31, 2013, the Company acquired the leasehold interests, store assets and related inventories of two mattress specialty stores in the Houston market ("Mattress Expo") for a total purchase price of approximately $0.4 million.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions (Continued)

        The allocation of the purchase price to the acquired assets and liabilities, based on management's estimate of their fair values on the acquisition date, is as follows (in thousands):

	Olejo	Mattress People	Perfect Mattress	Mattress Expo	Total
Cash	$79	$48	$—	$—	$127
Accounts receivable	2	33	379	—	414
Inventories	17	306	1,966	26	2,315
Prepaid expenses and other current assets	16	35	344	—	395
Property and equipment	—	547	2,422	—	2,969
Intangible assets	2,317	—	—	—	2,317
Goodwill	1,720	1,161	4,469	319	7,669
Deferred income tax asset	—	142	198	—	340
Other assets	12	29	270	15	326
Accounts payable	(851)	(150)	(2,759)	—	(3,760)
Accrued liabilities	—	(117)	(495)	—	(612)
Customer deposits	(117)	(25)	(324)	—	(466)

Fair value of assets and liabilities acquired	3,195	2,009	6,470	360	12,034
Reconciliation to cash used in acquisitions:
Seller note issued	—	—	(2,000)	—	(2,000)
Fair value of contingent consideration	(1,074)	—	—	—	(1,074)
Cash of acquired businesses	(79)	(48)	—	—	(127)

Cash used in acquisitions, net of cash acquired	$2,042	$1,961	$4,470	$360	$8,833

        The acquisitions resulted in $7.7 million of goodwill based on management's estimate on the acquisition closing dates, of which $1.1 million will not be deductible for income tax purposes.

        Intangible assets represent the Olejo trade name, the technology platform acquired in the acquisition and non-compete agreements entered into with certain Olejo personnel, which are being amortized over their estimated useful lives of 20, 15 and 4 years, respectively.

        The net sales included in the Company's consolidated statement of operations derived from the Olejo, Mattress People, Perfect Mattress and Mattress Expo acquisitions from the respective acquisition dates to January 28, 2014 were $4.3 million, $0.6 million, $2.5 million and $0.1 million, respectively.

        Acquisition-related costs for U.S. GAAP purposes are costs the acquirer incurs to effect a business combination, including advisory, legal, accounting, valuation, and other professional or consulting fees. The Company incurred a total of approximately $0.3 million of acquisition-related costs charged to general and administrative expenses during fiscal 2013 related to the acquisitions discussed above.

        The acquisitions above were not material to the Company's financial position or results of operations; therefore, pro forma operating results have not been included in this disclosure.

        Acquisitions During Fiscal 2012—Effective May 2, 2012, the Company completed the acquisition of all of the equity interests in MGHC Holding Corporation ("Mattress Giant") for approximately $43.9 million in cash. The acquisition added 181 mattress specialty retail stores in certain markets in

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions (Continued)

Florida and Texas where the Company was already operating Mattress Firm stores at the time of the acquisition.

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

        The majority of the stores obtained in the aforementioned acquisitions had been rebranded as Mattress Firm stores as of the end of fiscal 2012. The acquisitions resulted in $67.8 million of goodwill based on management's estimate on the acquisition closing date, of which $38.4 million will not be deductible for income tax purposes.

        The allocation of the purchase price to the acquired assets and liabilities, based on management's estimate of their fair values on the respective acquisition closing dates, is as follows (in thousands):

	Mattress Giant	Mattress X-Press	Mattress Source	Total
Cash	$—	$313	$—	$313
Accounts receivable	2,667	26	—	2,693
Inventories	5,167	834	552	6,553
Prepaid expenses and other current assets	2,819	195	171	3,185
Property and equipment	3,043	884	585	4,512
Intangible assets	5,119	1,313	765	7,197
Goodwill	43,186	14,552	10,108	67,846
Deferred income tax asset	4,253	751	179	5,183
Other assets	639	419	114	1,172
Accounts payable	(12,896)	(4,522)	(505)	(17,923)
Accrued liabilities	(7,693)	(487)	(98)	(8,278)
Customer deposits	(1,559)	(304)	(73)	(1,936)
Notes payable	—	(163)	(159)	(322)
Other noncurrent liabilities	(820)	(667)	(200)	(1,687)

Fair value of assets and liabilities acquired	43,925	13,144	11,439	68,508
Reconciliation to cash used in acquisitions:
Seller note issued	—	(7,750)	—	(7,750)
Purchase price adjustment offset against payment obligations on Seller notes	—	2,606	—	2,606
Cash of acquired businesses	—	(313)	—	(313)

Cash used in acquisitions, net of cash acquired	$43,925	$7,687	$11,439	$63,051

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

        Acquisition During Fiscal 2011—Effective November 15, 2011, the Company acquired the leasehold interests, store assets, distribution center assets and related inventory, and assumed certain liabilities, of Mattress Giant Corporation relating to the operation of 55 mattress specialty retail stores and three distribution centers located in the states of Georgia, Missouri, Illinois and Minnesota for a cash purchase price of approximately $7.9 million. The Company incurred a total of $0.6 million of acquisition-related cost that was charged to general and administrative expenses during fiscal 2011. The acquired stores were rebranded as Mattress Firm stores during fiscal 2012. The acquisition resulted in $3.2 million of goodwill, the majority of which was deductible for income tax purposes. In addition, during fiscal 2011, the Company acquired the territory franchise rights formerly owned by an existing franchisee for $0.1 million, which was allocated to intangible assets.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions (Continued)

        The allocation of the purchase price to the assets and liabilities of the acquisitions, based on management's estimate of their fair values on the acquisition closing dates is as follows (in thousands):

Current assets	$3,815
Property and equipment	1,414
Goodwill	3,165
Intangible assets	250
Other noncurrent assets	81
Current liabilities	(404)
Other noncurrent liabilities	(363)

Fair value of assets and liabilities acquired and cash used in acquisition	$7,958

3. Property and Equipment

        Property and equipment consist of the following (in thousands):

	January 29, 2013	January 28, 2014
Land	$1,159	$1,159
Building	1,621	1,621
Leasehold improvements	167,792	196,085
Equipment, computers and software	30,711	49,095
Store signs	20,753	27,005
Furniture and fixtures	16,955	20,738
Vehicles	961	1,446

Property and equipment	239,952	297,149
Accumulated depreciation	(95,340)	(122,379)

Property and equipment, net	$144,612	$174,770

        Based upon the review of the performance of individual stores, including a decline in performance of certain stores, impairment losses of approximately $0.1 million, $0.2 million and $0.5 million were recognized during fiscal 2011, fiscal 2012 and fiscal 2013, respectively. Impairment losses are reported as a component of "Loss on store closings and impairment of store assets" in the statements of operations. The impairment loss amounts were determined as the excess of the carrying value of property and equipment of those stores with potential impairment in excess of the estimated fair value based on estimated cash flows. Estimated cash flows are primarily based on projected revenues, operating costs and maintenance capital expenditures of individual stores and are discounted based on comparable industry average rates for weighted average cost of capital.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and Intangible Assets

        The Company's goodwill is all attributable to the retail segment. A summary of the changes in the carrying amounts of goodwill and non-amortizable intangible assets for fiscal 2012 and fiscal 2013 were as follows (in thousands):

	Goodwill	Nonamortizable Intangibles
Balance at January 31, 2012	$291,141	$80,600
Prior year business acquisition adjustment	(9)	—
Current period business acquisitions	67,846	—
Deferred tax adjustment (See Note 6)	—	(7,319)

Balance at January 29, 2013	358,978	73,281
Current period business acquisitions	7,669	—
Deferred tax adjustment (See Note 6)	—	(1,215)

Balance at January 28, 2014	$366,647	$72,066

        A summary of the changes in the carrying amounts of amortizable intangible assets for fiscal 2012 and fiscal 2013 were as follows (in thousands):

	Gross Cost	Accumulated Amortization	Net Carrying Value
Balance at January 31, 2012	$6,328	$(2,133)	$4,195
Current period business acquisitions	7,197	—	7,197
Reaquired franchise rights	140	—	140
Trademarks defense	571	—	571
Trade name impairment	(2,100)	—	(2,100)
Amortization expense	—	(805)	(805)

Balance at January 29, 2013	12,136	(2,938)	9,198
Current period business acquisitions	2,317	—	2,317
Trademark acquired	1,500	—	1,500
Trademarks defense	97	—	97
Amortization expense	—	(787)	(787)

Balance at January 28, 2014	$16,050	$(3,725)	$12,325

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and Intangible Assets (Continued)

        The components of intangible assets were as follows (dollar amounts in thousands):

	Useful Life (Years)	January 29, 2013	January 28, 2014
Nonamortizing:
Trade names and trademarks		$73,281	$72,066

Amortizing:
Franchise agreement rights	20	$1,345	$1,345
Acquired trade names and trademarks	2 - 20	9,084	11,312
Trademarks defense	8	571	668
Software technology	15	—	1,573
Non-compete agreements	3 - 5	1,136	1,152

		12,136	16,050
Accumulated amortization		(2,938)	(3,725)

		9,198	12,325

		$82,479	$84,391

        Expense included in general and administrative expense related to the amortization of intangible assets was $0.5 million, $0.8 million and $0.8 million for fiscal 2011, fiscal 2012 and fiscal 2013, respectively.

        The weighted average amortization period remaining for intangible assets is 16 years. As of January 28, 2014, amortization expense for intangible assets is expected to be as follows for each of the next five fiscal years (in thousands):

Fiscal Year
2014	$879
2015	$852
2016	$852
2017	$848
2018	$843

        No goodwill impairment charges were recognized in fiscal 2011, fiscal 2012 and fiscal 2013.

        During fiscal 2012, the Company recognized an impairment charge in the amount of $2.1 million to reduce the carrying amount of the Mattress Discounters trade name intangible asset acquired in the fiscal 2010 Maggie's Enterprises acquisition. The impairment charge reflects the reduction in the estimated fair value of the intangible trade name asset using the relief from royalty valuation method as a result of the Company's decision in fiscal 2012 to rebrand 20 stores as Mattress Firm during fiscal 2013. No impairment charges related to intangible assets were recognized in fiscal 2011 and fiscal 2013.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Notes Payable and Long-term Debt

        Notes payable and long-term debt consists of the following (in thousands):

	January 29, 2013	January 28, 2014
2012 Senior Credit Facility—term loans	$226,704	$198,098
2012 Senior Credit Facility—revolver borrowings	21,000	21,000
Equipment financing and other notes payable	5,295	2,110

Total long-term debt	252,999	221,208
Less: Current maturities of long-term debt	33,930	3,621

Long-term debt, net of current maturities	$219,069	$217,587

        2012 Senior Credit Facility—On January 18, 2007, Mattress Holding Corp., an indirect consolidated subsidiary of the Company, entered into a credit agreement with UBS Securities LLC and certain of its affiliates and other lenders for a senior secured term loan and revolving credit facility, which was amended and restated on November 5, 2012 and further amended on February 27, 2014 (as amended, the "2012 Senior Credit Facility"). The November 2012 amendment and restatement, among other things, (i) increased the revolving loan commitment from $35 million to $100 million, (ii) extended the maturity date of the revolving credit facility by two years to January 2015, (iii) extended the maturity date of outstanding term loans having an aggregate principal amount of $200 million by two years to January 2016 ("extended term loans"), (iv) increased the interest rate applicable to amounts outstanding under the extended term loans and revolving loans by 1.25%, (v) increased the amount of permitted capital expenditures to $80 million on an annual basis, beginning with capital expenditures incurred during fiscal 2012, and (vi) increased the maximum cumulative amount that Mattress Holding Corp. and its subsidiary guarantors may incur for permitted acquisitions through the extended maturity date. The Company incurred fees in connection with the amendment of approximately $1.5 million. In connection with the November 5, 2012 amendment, term loans in aggregate principal amount of approximately $27 million did not elect to extend the original January 2014 maturity date ("non-extended term loans").

        On February 27, 2014, the Company entered into an amendment of the 2012 Senior Credit Facility. The amendment, among other things, (a) extended the maturity date of the revolving loan by one year to January 2016, (b) increased the incremental term loan facility by $150 million to $200 million, (c) increased the maximum amount the borrower and its subsidiary guarantors may spend in respect of acquisitions, on a per acquisition basis, from $50 million to $75 million, and (d) increased the maximum amount the borrower and its subsidiary guarantors may spend in respect of acquisitions, on an aggregate basis, from $200 million to $350 million.

        Outstanding term borrowings under the 2012 Senior Credit Facility are reported net of an unamortized discount of approximately $0.2 million and none at January 29, 2013 and January 28, 2014, respectively.

        Borrowings under the 2012 Senior Credit Facility bear interest at a rate equal to an applicable margin plus, at the Company's option, either (i) a base rate determined by reference to the highest of (a) the corporate base rate of interest established by the administrative agent and (b) the federal funds effective rate from time to time plus 0.50%, or (ii) the London Interbank Offered Rate, or "LIBOR," determined by reference to the costs of funds for deposits for the interest period relevant to such

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Notes Payable and Long-term Debt (Continued)

borrowing adjusted for certain additional costs. The applicable margin percentages for extended term loans are 2.50% for base rate loans and 3.50% for LIBOR loans. The applicable margin percentages for non-extended term loans, which matured and were repaid in January 2014, was 1.25% for base rate loans and 2.25% for LIBOR loans. The applicable margin percentages for revolving loans are 2.50% for base rate loans and 3.50% for LIBOR loans. The weighted average interest rate applicable to outstanding borrowings was 3.8% at both January 29, 2013 and January 28, 2014.

        Outstanding term borrowings under the 2012 Senior Credit Facility are payable in quarterly principal installments of $0.5 million in fiscal 2014 and fiscal 2015. Accrued interest on outstanding borrowings is payable from time to time and no less frequently than quarterly. Furthermore, the Company is subject to an annual mandatory principal prepayment in an amount equal to a portion of "excess cash flow," as defined in the 2012 Senior Credit Facility, payable no later than 120 days after the end of each fiscal year. Such prepayments are first applied to reduce scheduled quarterly principal repayments for the next four quarters in order of maturity and then to reduce future quarterly payments through maturity on a pro-rata basis. The Company made an excess cash flow payment in the amount of $0.8 million on June 1, 2011 with respect to excess cash flows related to fiscal 2010. No excess cash flow payments were required with respect to fiscal 2011, fiscal 2012 and fiscal 2013. There are other mandatory prepayment requirements, subject to certain exceptions, from the net cash proceeds of certain asset sale and casualty and condemnation events, subject to reinvestment rights, from the net cash proceeds of any incurrence of certain debt, other than debt permitted under the 2012 Senior Credit Facility, and from the net cash proceeds of specified issuances of preferred equity securities. No such prepayments were required in fiscal 2011, fiscal 2012, and fiscal 2013. The Company may voluntarily repay outstanding loans under the 2012 Senior Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans.

        The revolving credit facility portion of the 2012 Senior Credit Facility provides Mattress Holding Corp. with up to $100.0 million in outstanding revolving borrowings, with up to $15.0 million of that amount available for the issuance of letters of credit. Outstanding revolving borrowings were $21.0 million at both January 29, 2013 and January 28, 2014. Outstanding revolver borrowings at January 28, 2014 are classified as long-term debt in the accompanying balance sheet as a result of the February 27 2014 amendment, which extended the maturity date of revolving borrowings to January 2016. Outstanding letters of credit on the revolving facility were $1.9 million at January 28, 2014, resulting in $77.1 million of availability for revolving borrowings and up to $13.1 million of that amount available for the issuance of letters of credit.

        The 2012 Senior Credit Facility, subject to certain exceptions, is guaranteed by Mattress Holding Corp's immediate parent entity, Mattress Holdco, Inc., and by each of the existing and future subsidiaries of Mattress Holding Corp. All obligations under the 2012 Senior Credit Facility, and the guarantees of those obligations, are secured by substantially all of the existing and future property and assets of Mattress Holding Corp. and the subsidiaries under the 2012 Senior Credit Facility, and by a pledge of Mattress Holding Corp's capital stock and the capital stock of each of its subsidiaries. Mattress Holding Corp. is subject to certain financial covenants under the agreement principally consisting of maximum debt leverage and minimum interest coverage ratios. Subject to certain restrictions, Mattress Holding Corp. has the ability to exercise equity cure rights, which allow the inclusion of capital contributions received from the Company in the results of operations for the purpose of measuring the maximum debt leverage and minimum interest coverage ratios. In addition, the 2012 Senior Credit Facility places limits on the amounts of annual capital expenditures and contains

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Notes Payable and Long-term Debt (Continued)

restrictions on certain transactions with affiliates; prepaying subordinated debt; incurring indebtedness and liens; declaring dividends or redeeming or repurchasing capital stock; making loans and investments; and engaging in mergers, acquisitions, consolidations and asset sales. Mattress Holding Corp. was in compliance with all financial covenants at January 28, 2014.

        Equipment Financing and Other Short-Term Notes Payable—A subsidiary of the Company has an outstanding note payable related to the purchase of mattress specialty retail stores formerly operated by our franchisee, Perfect Mattress in the aggregate principal amount of $2.0 million that bears interest at 7.75% with quarterly principal and interest payments through fiscal 2014.

        A subsidiary of the Company has notes payable for financing of equipment purchases in the amount of $0.1 million that are collateralized by the equipment with carrying amounts that approximate the outstanding principal balances of the related notes payable as of January 28, 2014.

        Future Maturities of Notes Payable and Long-Term Debt—The aggregate maturities of notes payable and long-term debt at January 28, 2014 were as follows (in thousands):

Fiscal Year
2014	$3,621
2015	217,587
2016	—
2017	—
2018	—
Thereafter	—

$221,208

6. Income Taxes

        Income tax expense (benefit) consists of the following (in thousands):

	Fiscal 2011	Fiscal 2012	Fiscal 2013
Current:
Federal	$291	$5,686	$17,872
State	2,165	3,881	2,937

	2,456	9,567	20,809

Deferred:
Federal	(10,912)	16,918	10,447
State	(359)	213	1,902

	(11,271)	17,131	12,349

Total income tax expense (benefit)	$(8,815)	$26,698	$33,158

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

        The differences between the effective tax rate reflected in the provision for income taxes on income before income taxes and the statutory federal rate is as follows (in thousands, except for percentages):

	Fiscal 2011	Fiscal 2012	Fiscal 2013
Computed tax at 35% of income	$8,938	$23,299	$30,129
State income taxes, net of federal income tax benefit	2,168	2,670	2,994
Stock-based compensation	53	14	—
Change in valuation allowance	(20,050)	—	—
Non-deductible items.	—	647	165
Other	76	68	(130)

Total income tax expense (benefit)	$(8,815)	$26,698	$33,158

Effective income tax rate	(34.5)%	40.1%	38.5%

        The effective tax rate was 38.5% for the year ended January 28, 2014 compared to 40.1% for the year ended January 29, 2013, and differs primarily as a result of the impact of non-deductible acquisition-related and secondary offering costs in 2012.

        The effective tax rate was 40.1% for the year ended January 29, 2013, compared to (34.5%) for the year ended January 31, 2012, and differs primarily as a result of the Company releasing all of its valuation allowance during fiscal 2011.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	January 29, 2013		January 28, 2014
	Current	Noncurrent	Current	Noncurrent
Deferred income tax assets:
Allowance for doubtful accounts	$101	$—	$410	$—
Inventories	1,075	—	1,195	—
Accrued liabilities	2,925	—	2,682	—
Noncurrent liabilities	—	7,546	—	9,182
Net operating loss carryforward	21	4,715	1,025	2,331

	4,122	12,261	5,312	11,513

Deferred income tax liabilities:
Nonamortizing intangible assets	—	(27,428)	—	(26,994)
Goodwill		(1,131)	—	(3,682)
Other current assets	(412)	—	(583)	—
Amortizable intangible assets	—	(327)	—	(451)
Property and equipment	—	(10,175)	—	(18,307)

	(412)	(39,061)	(583)	(49,434)

Net deferred income tax assets (liabilities)	$3,710	$(26,800)	$4,729	$(37,921)

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

        During fiscal 2012, the Company fully utilized the remaining net operating loss carryforwards generated in prior years to reduce a significant portion of federal and state current income tax requirements. Additional net operating loss carryforwards were inherited in the acquisition of MGHC Holding Corporation during fiscal 2012 and, after application of Section 382 of the Internal Revenue Code of 1986 as amended, are limited to an average use of $2.8 million per year over the next four years. The Company had approximately $9.1 million of remaining net operating loss carryforwards at January 28, 2014 from the MGHC Holding Corporation acquisition that will begin expiring in fiscal 2029 if not utilized to offset future taxable income.

        The Company has an intangible asset for the Mattress Firm trade name that arose from an acquisition prior to December 15, 2008. The intangible asset has a tax basis that generates amortization for tax purposes, for which there is no corresponding expense for financial reporting purposes since the asset has an indefinite life and is non-amortizable. The tax benefit from the amortization of the intangible asset, a portion which was suspended in prior year net operating losses and was realized with the utilization of net operating loss carryforwards during fiscal 2012, was recorded as a direct reduction of the financial reporting carrying value of intangible assets in the amount of $7.3 million and $1.2 million during fiscal 2012 and 2013, respectively. Future tax-basis amortization benefits of approximately $0.4 million at January 28, 2014 will continue to be recorded as reductions of the carrying value of the intangible asset as the tax benefits are realized.

        The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The Company performed an analysis of all available evidence, both positive and negative, consistent with the provisions of ASC 740-10-30-17 and determined that it was more likely than not that the deferred tax assets would be realized for each quarterly evaluation during fiscal 2013.

        The Company and its subsidiaries are included in a consolidated income tax return in the U.S. federal jurisdiction and file separate income tax returns in several states. As of January 28, 2014, open tax years in federal and some state jurisdictions date back to October 2002 due to the taxing authorities' ability to adjust operating loss carryforwards. The Company and its subsidiaries are not currently undergoing an income tax examination in any jurisdiction.

        In the normal course of business the Company provides for uncertain tax positions and the related interest and penalties and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at February 1, 2011	$369
Increases related to prior year tax positions	4

Balance at January 31, 2012	373
Increases related to prior year tax positions	12

Balance at January 29, 2013	385
Change	—

Balance at January 28, 2014	$385

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

        As of January 29, 2013 and January 28, 2014, approximately $0.4 million of the unrecognized tax benefits would impact the Company's provision for income taxes and effective tax rate if recognized. During the next fiscal year, unrecognized tax benefits are expected to remain unchanged.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no and less than $0.1 million accrued interest related to uncertain tax positions as of January 29, 2013 and January 28, 2014, respectively.

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

        On September 13, 2013, the IRS issued the final, revised Tangible Property Repair Regulations for IRC Sections 162(a) and 263(a) which modify and supersede the Temporary Regulations that were issued on December 23, 2011. In addition, the IRS also released new proposed regulations for dispositions of tangible property under IRC Section 168. These final and proposed regulations are effective for tax years beginning January 1, 2014. The Company assessed the applicability of the regulations and concluded there was no significant impact to the tax basis of the Company's fixed assets.

7. Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consist of the following (in thousands):

	January 29, 2013	January 28, 2014
Prepaid income taxes	$—	$7,484
Prepaid advertising	1,096	1,327
Prepaid point-of-purchase inventory	450	1,171
Prepaid special event space rental	1,141	1,064
Prepaid computer software and hardware services	559	976
Prepaid insurance	900	961
Prepaid music royalty fees	250	292
Prepaid rent	13,809	165
Other	650	2,908

	$18,855	$16,348

8. Accrued Liabilities and Other Noncurrent Liabilities

        The Company estimates certain liabilities in an effort to recognize those expenses in the period incurred. The most significant estimates relate to employee wages, payroll taxes and withholdings, product warranty returns (see Note 1) and insurance-related expenses, significant portions of which are self-insured related to workers' compensation and employee health insurance.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Accrued Liabilities and Other Noncurrent Liabilities (Continued)

        Accrued liabilities consist of the following (in thousands):

	January 29, 2013	January 28, 2014
Employee wages, payroll taxes and withholdings	$12,199	$11,184
Sales and property tax	6,792	7,777
Unbilled advertising	6,759	4,864
Accrued construction in-progress costs	1,960	4,079
Sales returns and exchanges	1,485	1,996
Product warranty returns	1,735	1,994
Accrued employee compensated absences	1,685	1,906
Accrued interest	1,781	1,409
Insurance	701	1,004
Income tax payable	293	—
Other	5,716	6,222

	$41,106	$42,435

        Other noncurrent liabilities consist of the following (in thousands):

	January 29, 2013	January 28, 2014
Deferred lease liabilities	$46,789	$53,521
Deferred vendor incentives	13,653	14,333
Product warranty returns, less current portion	2,044	2,807
Other	1,138	2,431

	$63,624	$73,092

9. Stockholders' Equity

Dividends

        As a holding company, the ability of Mattress Firm Holding Corp. to pay dividends is limited by its ability to receive dividends or distributions from its subsidiaries. The 2012 Senior Credit Facility imposes restrictions on Mattress Holding Corp. and its subsidiary guarantors with respect to the payment of dividends to Mattress Firm Holding Corp. As of January 29, 2013 and January 28, 2014, the net assets of Mattress Holding Corp. subject to such restrictions under the 2012 Senior Credit Facility were $253.4 million and $306.3 million, respectively. Since inception of Mattress Firm Holding Corp. no dividends have been paid to its stockholders.

Common Stock

        On November 3, 2011, the Company's board of directors approved an increase in the number of authorized shares of the Company's common stock to 120,000,000 and a 227,058-for-one forward stock split of the Company's common stock, with no corresponding change to the par value. All common share numbers and per share amounts for all periods presented have been adjusted retroactively.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

        As further described in Note 1, the Company completed an initial public offering of 6,388,888 shares of common stock on November 23, 2011 at $19 per share, resulting in $110.4 million of net proceeds after deducting underwriting discounts and commissions of $8.5 million and $2.5 million of offering related costs. In addition, as further described in Notes 1 and 13, the Company issued an aggregate of 4,979,988 shares of common stock in the conversion of PIK Notes and Convertible Notes in connection with the completion of the offering.

        On October 10, 2012, the Company completed the secondary offering of 5,435,684 shares of common stock by certain selling shareholders. The Company did not sell any shares of common stock in the offering and did not receive any proceeds from the sale. The Company incurred approximately $1.9 million in costs related to the offering.

Common Stock Reserved for Future Issuance

        As further described in Note 15, approximately 4,206,000 shares of common stock are reserved for issuances under the 2011 Omnibus Incentive Plan. As of January 28, 2014, there were 2,427,502 shares available for future grants under the 2011 Omnibus Incentive Plan.

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

        The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per share calculations:

	Fiscal 2011	Fiscal 2012	Fiscal 2013
Basic weighted average shares outstanding	24,586,274	33,770,779	33,870,461
Effect of dilutive securities:
Stock options	—	76,669	226,508
Restricted shares	—	5,828	34,487

Diluted weighted average shares outstanding	24,586,274	33,853,276	34,131,456

        Diluted net income per common share for fiscal 2011, fiscal 2012 and fiscal 2013 excludes stock options for the purchase of 1,223,874, 105,148 and 323,909 shares, respectively, of common stock as their inclusion would be anti-dilutive. Diluted net income per common share for fiscal 2013 excludes non-vested restricted stock granted of 78,465 shares as their inclusion would be anti-dilutive.

        Certain stock option and restricted stock awards contain vesting conditions based on specified stock price targets for the Company's common stock as measured at each of the annual vesting dates ("market-based awards"). The Company includes such market-based awards in the determination of

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

dilutive weighted average shares outstanding under the treasury stock method when, as of the date of determination, the specified stock price targets are met and the common stock shares pursuant to those awards become contingently issuable. Accordingly, the determination of diluted weighted average shares outstanding excludes, as of the date of determination, stock options for the purchase of 436,001 and 141,687 shares of common stock for fiscal 2012 and fiscal 2013, respectively, and excludes 72,006 shares of non-vested restricted stock for fiscal 2013.

10. Commitments and Contingencies

        The Company conducts the majority of its operations from leased store and warehouse facilities pursuant to non-cancellable operating lease agreements with initial terms generally ranging from five to 15 years. Certain leases include renewal options generally ranging from one to five years and contain certain rent escalation clauses. Most leases require the Company to pay its proportionate share of the property tax, insurance and maintenance expenses of the property. Certain leases provide for contingent rentals based on sales volumes; however, incremental rent expense resulting from such arrangements are accrued for those stores expected to surpass the sales threshold subject to their respective lease agreements.

        Total expense incurred under operating leases, consisting of base rents and other expenses (comprised primarily of common area maintenance, property tax, and insurance), is as follows (in thousands):

	Base Rents	Other Expense	Total Lease Expense
Fiscal 2011	$76,108	$16,879	$92,987
Fiscal 2012	$111,785	$25,611	$137,396
Fiscal 2013	$139,444	$32,025	$171,469

        Future minimum lease payments under operating leases as of January 28, 2014, related to properties operated by the Company is as follows (in thousands):

Fiscal Year
2014	134,622
2015	119,684
2016	96,568
2017	76,313
2018	59,621
Thereafter	182,901

$669,709

        The Company remains directly and contingently obligated under lease agreements related to leased properties no longer operated by the Company. In certain instances, the Company has entered into assignment and sublease agreements with third parties, although the Company remains contingently liable with respect to future lease obligations for such leased properties. Future minimum lease

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

payments under operating leases as of January 28, 2014, associated with properties no longer operated by the Company, and the related future sublease rentals is as follows (in thousands):

Fiscal Year	Company's Commitment	Sublease Rentals
2014	286	270
2015	262	253
2016	268	258
2017	250	241
2018	—	—
Thereafter	—	—

	$1,066	$1,022

        As of January 28, 2014, the Company guarantees and is primarily liable for approximately $0.8 million in future lease commitments through November 30, 2017 with respect to a real estate lease of a franchisee.

        The Company has contracts related to sponsorships and space rentals at special event venues, with future minimum commitments as of January 28, 2014 of $1.5 million and $0.4 million for fiscal 2014 and fiscal 2015, respectively.

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

12. Related Party Transactions

        Prior to the completion of the initial public offering on November 23, 2011, the Company had outstanding debt with parties that own equity interests in Mattress Holdings LLC and certain affiliates of those equity investors, consisting of the 2009 Loan Facility, PIK Notes and Convertible Notes (collectively, "Related Party Debt"). Interest accrued on Related Party Debt was added to the outstanding principal amount of debt. In connection with the completion of the initial public offering, the total outstanding obligations of Related Party Debt was paid off with net proceeds from the offering or were converted to shares of the Company's common stock. Prior to the completion of the initial public offering the aggregate outstanding borrowings on Related Party Debt was $188.0 million at November 23, 2011. Interest expense on Related Party Debt included in the results of operations totaled $20.6 million in fiscal 2011.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Related Party Transactions (Continued)

        2009 Loan Facility—On January 18, 2007, Mattress Holding Corp. entered into a financing agreement with a group of institutional investors that also own equity interests in Mattress Holdings, LLC, for a senior subordinated loan facility for term borrowings in the original amount of $120.0 million. The financing agreement was amended on February 16, 2007, which included a prepayment of the original borrowing in the amount of $40.0 million (the "2007 Subordinated Loan Facility"). The 2007 Subordinated Loan Facility was originally guaranteed by each existing subsidiary of Mattress Holding Corp. and its immediate parent Mattress Holdco, Inc. ("Mattress Holdco"). On March 20, 2009, Mattress Intermediate Holdings, Inc. ("Mattress Intermediate"), an indirect parent of Mattress Holding Corp. and a direct subsidiary of Mattress Firm Holding Corp., assumed all obligations of Mattress Holding Corp. in respect of the 2007 Subordinated Loan Facility, including accrued interest through such date, and the obligations and guarantees of Mattress Holding Corp., Mattress Holdco and their respective subsidiaries were released and discharged. In connection therewith, the 2007 Subordinated Loan Facility was amended ("2009 Loan Facility").

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

        PIK Notes—At various times from October 24, 2007 through May 20, 2009, Mattress Firm Holding Corp. issued paid-in-kind notes ("PIK Notes") to certain equity investors of Mattress Holdings, LLC and certain affiliates of those equity investors. The proceeds from each separate issuance were contributed to the equity of Mattress Holding Corp. for various purposes. Under the terms issued, the PIK Notes would mature at various dates between October 24, 2012 and March 19, 2015.

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

        Approximate matching contributions and other expenses related to the Retirement Plan were as follows (in thousands):

Fiscal 2011	$534
Fiscal 2012	$816
Fiscal 2013	$911

        The Company also sponsors an executive nonqualified deferred compensation plan. Participants may elect to defer a percentage of their earned wages to the plan. The Company may, at its discretion, provide matching and profit-sharing contributions under this plan. The Company has not elected to make any discretionary contributions. The plan assets and related deferred compensation liability included in other assets and other noncurrent liabilities at January 29, 2013 and January 28, 2014, were approximately $1.1 million and $1.4 million, respectively. The plan assets are held within a rabbi trust and are restricted from Company access.

14. Stock-Based Compensation

        2011 Omnibus Incentive Plan—On November 3, 2011, the Company's board of directors and shareholders adopted the Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan to provide for the grant of equity-based awards to Company employees, directors and other service providers. A total of 4,206,000 shares of the Company's common stock were reserved for grants under the 2011 Omnibus Incentive Plan. There were 2,427,502 shares available for future grants under the stock incentive plan as of January 28, 2014.

        Stock Options—A portion of the stock options granted to the Company's employees are subject to time-based vesting schedules, while the remaining portion of the stock options are subject to market-based vesting schedules, with such vesting based on specified stock price targets. The exercise price of

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock-Based Compensation (Continued)

the options is based upon the closing market price per share of the Company's common stock on the date of grant, and the options have a term of 10 years.

        The following table summarizes the stock option grants, exercises, and forfeitures for fiscal 2011, fiscal 2012, and fiscal 2013 (in thousands, except per share amounts):

	Fiscal 2011		Fiscal 2012		Fiscal 2013
	Stock Options	Weighted Average Exercise Price Per Share	Stock Options	Weighted Average Exercise Price Per Share	Stock Options	Weighted Average Exercise Price Per Share
Outstanding, beginning of fiscal year	—	$—	1,224	$19.00	1,250	$19.86
Granted(a)	1,248	$19.00	105	$29.26	236	$38.63
Exercised(b)	—	$—	(27)	$19.00	(159)	$19.79
Forfeited	(24)	$19.00	(52)	$19.00	(36)	$19.00

Outstanding, end of fiscal year(c)	1,224	$19.00	1,250	$19.86	1,291	$23.32

Exercisable, end of fiscal year(d)	—	$—	246	$19.00	361	$19.33

(a)
The weighted average grant date fair value of stock options granted during fiscal 2011, fiscal 2012 and fiscal 2013 was $8.50, $14.10 and $18.44, respectively.

(b)
The aggregate intrinsic value of stock options exercised during fiscal 2012 and 2013 was $0.2 million and $3.1 million, respectively. The weighted average market price of shares exercised during fiscal 2012 and fiscal 2013 was $26.52 and $39.61, respectively.

(c)
Stock options outstanding as of January 28, 2014 have a weighted average remaining contractual term of 8.09 years and an aggregate intrinsic value of $24.0 million based on the market value of the Company's common stock on January 28, 2014.

(d)
Stock options exercisable as of January 28, 2014 have a weighted average remaining contractual term of 7.83 years and an aggregate intrinsic value of $8.2 million based on the market value of the Company's common stock on January 28, 2014.

        Future vesting dates on the stock options range from April 24, 2014 to April 24, 2018, and expiration dates range from November 17, 2021 to September 4, 2023 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 1/28/14 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of 1/28/14 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Time Based
$19.00 - $29.26	527	7.88	$19.95	156	7.84	$19.44
$36.84 - $41.25	166	9.45	$39.39	—	—	—
Market Based
$19.00 - $29.26	528	7.73	$19.86	205	7.83	$19.24
$36.84 - $41.25	70	9.24	$36.84	—	—	—

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock-Based Compensation (Continued)

        The Company accounts for employee stock options under the fair value method of accounting using a Black-Scholes methodology to measure time-based option fair value at the date of grant and a Monte Carlo Simulation approach to measure market-based option fair value at the date of grant. The fair value of the stock options at the date of grant is recognized as expense over the vesting term, which represents the requisite service period.

        The following assumptions were used to calculate the fair value of the Company's time-based stock options on the date of grant utilizing the Black-Scholes option pricing model:

	Fiscal 2011	Fiscal 2012	Fiscal 2013
Weighted average expected life (in years)	6.5	6.5	6.25 - 6.50
Volatility factor	55%	60%	60%
Dividend yield	0%	0%	0%
Risk-free interest rate	1.28%	1.02%	1.02% - 2.13%

        The following assumptions were used to calculate the fair value of the Company's market-based stock options on the grant date utilizing a Monte Carlo Simulation approach:

	Fiscal 2011	Fiscal 2012	Fiscal 2013
Suboptimal exercise factor	2.5x	2.5x	2.5x
Volatility factor	55%	60%	60%
Dividend yield	0%	0%	0%
Risk-free interest rate	1.28%	1.02%	1.02%

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

        For fiscal 2011, fiscal 2012 and fiscal 2013, the Company recognized $0.4 million, $2.4 million and $2.9 million, respectively, of compensation expense associated with stock option awards in general and administrative expenses in the consolidated statement of operations. The Company did not capitalize any equity-based compensation costs related to stock options during fiscal 2011, fiscal 2012 and fiscal 2013.

        As of January 28, 2014, the Company estimates that a total of approximately $8.1 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 2.84 years for unvested stock option awards issued and outstanding.

        Restricted Stock—The Company grants restricted stock to certain employees and to non-employee independent directors. A portion of the restricted stock granted to the Company's employees is subject to time-based vesting schedules, while the remaining portion of the restricted stock is subject to market-based vesting schedules, with such vesting based on specified stock price targets.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock-Based Compensation (Continued)

        The following table summarizes the restricted stock grants, vesting, and forfeitures for fiscal 2011, fiscal 2012, and fiscal 2013 (in thousands, except per share amounts):

	Fiscal 2012		Fiscal 2013
	Restricted Shares	Weighted Average Fair Value	Restricted Shares	Weighted Average Fair Value
Outstanding, beginning of fiscal year	—	$—	139	$29.10
Granted(a)	139	$29.10	159	$30.45
Vested(b)	—	$—	(49)	$29.24

Unvested, end of fiscal year	139	$29.10	249	$29.93

(a)
The total grant-date fair value of restricted stock awards granted during fiscal 2012 and fiscal 2013 was $4.0 million and $4.8 million, respectively.

(b)
The total fair value of awards vested during fiscal 2013 was $1.6 million.

        The Company accounts for restricted stock under the fair value method of accounting using the closing market price per share of the Company's stock to measure time-based restricted stock fair value at the date of grant and a Monte Carlo Simulation approach to measure market-based restricted stock fair value at the date of grant. The fair value of the restricted stock at the date of grant is recognized as expense over the vesting term, which represents the requisite service period.

        The following assumptions were used to calculate the fair value of the Company's market-based restricted stock on the grant date utilizing a Monte Carlo Simulation approach:

Fiscal 2013
Weighted average expected life (in years)	4
Volatility factor	40%
Dividend yield	0%
Risk-free interest rate	1.32%

        For fiscal 2012 and fiscal 2013, the Company recognized $0.5 million and $1.9 million, respectively, of compensation expense associated with restricted stock awards in general and administrative expenses in the consolidated statement of operations. The Company did not capitalize any equity-based compensation costs related to restricted stock awards during fiscal 2012 and fiscal 2013.

        As of January 28, 2014, the Company estimates that a total of approximately $6.1 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 2.49 years for unvested restricted stock awards.

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

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock-Based Compensation (Continued)

        The method used by the Company to estimate the fair value of Class B Units granted in prior years was based upon a two-step process as of the date of each award. The first step involved valuation of the Company and the related after-debt value attributable to the equity owners.

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

        The fair value of the Class B Unit awards, net of estimated forfeitures, was recognized as expense over terms that ranged from 2.5 years to 2.9 years, which were based upon the timing and weighting of the expected outcomes derived from the fair value calculation. Stock-based compensation expense (benefit) recognized in the consolidated results of operations related to the Class B Units was approximately $0.2 million, less than $0.1 million and none during fiscal 2011, fiscal 2012 and fiscal 2013, respectively. No income tax benefits were recognized by the Company with respect to the issuance and subsequent vesting of Class B Units.

        There were no unvested Class B Units in fiscal 2013. A summary of the status of unvested Class B Units and changes during fiscal 2012 is as follows (unit amounts in thousands):

	Fiscal 2012
	Class B Units	Weighted Average Grant-Date Fair Value
Unvested, beginning of fiscal year	1,277	$0.98
Vested	(1,277)	$0.98

Unvested, end of fiscal year	—	$—

        The total fair value of Class B Units, as determined on the respective grant dates, was approximately $1.3 million and none for Class B Units that vested during fiscal 2012 and fiscal 2013, respectively.

15. Supplemental Statement of Cash Flow Information

        Supplemental information to the statement of cash flows is as follows (in thousands):

	Fiscal 2011	Fiscal 2012	Fiscal 2013
Interest paid	$7,512	$8,052	$11,255
Taxes paid	$2,490	$11,406	$28,612
Unpaid liabilities for capital expenditures	$3,160	$3,577	$6,276

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Supplemental Statement of Cash Flow Information (Continued)

        Noncash Investing and Financing Activities—Assets acquired, liabilities assumed and debt issued in connection with business combinations are described in Note 2. Noncash interest expense including amounts accrued in other noncurrent liabilities and added to the outstanding principal balance of the 2009 Loan Facility, PIK Notes and Convertible Notes totaled $20.6 million for fiscal 2011.

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

16. Quarterly Results of Operations (Unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	FY 2012	FY 2013	FY 2012	FY 2013	FY 2012	FY 2013	FY 2012	FY 2013
Net sales	$209,814	$275,957	$262,018	$302,541	$277,259	$326,233	$258,246	$312,081
Cost of sales	127,272	171,515	159,854	182,096	167,173	200,267	160,273	197,609

Gross profit from retail operations	82,542	104,442	102,164	120,445	110,086	125,966	97,973	114,472
Franchise fees and royalty income	1,205	1,249	1,327	1,438	1,490	1,655	1,374	1,275

	83,747	105,691	103,491	121,883	111,576	127,621	99,347	115,747

Operating expenses:
Sales and marketing expenses	49,128	63,731	66,564	75,768	67,475	74,605	62,388	75,429
General and administrative expenses	16,630	19,169	19,248	19,749	20,868	21,225	16,894	22,821
Intangible asset impairment charge	—	—	—	—	—	—	2,100	—
Loss (gain) on store closings and impairment of store assets	17	261	54	483	196	(5)	783	760

Total operating expenses	65,775	83,161	85,866	96,000	88,539	95,825	82,165	99,010

Income from operations	17,972	22,530	17,625	25,883	23,037	31,796	17,182	16,737

Other income:
Interest expense, net	2,074	2,847	2,214	2,795	2,097	2,543	2,862	2,679

Income before income taxes	15,898	19,683	15,411	23,088	20,940	29,253	14,320	14,058
Income tax expense	6,162	7,674	5,326	8,965	8,484	11,117	6,726	5,402

Net income	$9,736	$12,009	$10,085	$14,123	$12,456	$18,136	$7,594	$8,656

Basic net income per common share	$0.29	$0.36	$0.30	$0.42	$0.37	$0.54	$0.22	$0.26
Diluted net income per common share	$0.29	$0.35	$0.30	$0.41	$0.37	$0.53	$0.22	$0.25

        Due to the method of calculating weighted average common shares outstanding, the sum of the quarterly per share amounts may not equal net earnings per common share attributable to common shareholders for the respective years.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Subsequent Events

        On February 27, 2014, Mattress Holding Corp., an indirect subsidiary of the Company, entered into an amendment of the 2012 Senior Credit Facility, as further described in Note 5.

        On March 3, 2014 the Company completed the acquisition of the leasehold interests, store assets, distribution center assets and related inventories, and assumed certain liabilities of Yotes, Inc. ("Yotes"), a franchisee of the Company, relating to the operation of 34 mattress specialty retail stores located in Colorado and Kansas for a total purchase price of approximately $15.0 million, subject to customary adjustments.

        On March 3, 2014 we completed the acquisition of leasehold interests and store assets, and assumed certain liabilities, of Southern Max LLC ("Southern Max"), a franchisee of the Company, relating to the operations of three mattress specialty retail stores located in Virginia for a total purchase price of approximately $0.5 million, subject to customary adjustments.

        On March 7, 2014, the Company entered into an agreement to purchase one hundred percent of the outstanding partnership interests in Sleep Experts Partners, L.P. ("Sleep Experts"), which operates approximately 56 mattress specialty retail stores in Texas under the brand Sleep Experts. The purchase price payable by the Company for the partnership interests is approximately $65 million, subject to working capital and other customary purchase price adjustments. As contemplated under the purchase agreement, $3.3 million of the purchase price will be delivered in the form of shares of common stock, par value $0.01 per share, of Mattress Firm Holding Corp. having an equivalent aggregate value, as calculated in accordance with the terms of the purchase agreement. The closing of the acquisition remains subject to customary closing conditions and is currently expected to occur during the Company's first fiscal quarter ending April 29, 2014.

        The Company funded the cash requirements of the Yotes and Southern Max acquisitions using cash reserves and revolver borrowings. The Company expects to raise approximately $100 million of incremental term borrowings under the 2012 Senior Credit Facility to fund the cash requirements of the Sleep Experts acquisition and to pay down outstanding revolver borrowings. The new incremental term borrowings will mature in January 2016 and are expected to be subject to the same interest rate as the currently outstanding incremental borrowings under the 2012 Senior Credit Facility.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We have established disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) to ensure that information relating to our company, including our consolidated subsidiaries, that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and such information is accumulated and communicated to the officers who certify our financial reports and to other members of senior management and our board of directors.

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures as of January 28, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of January 28, 2014.

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of January 28, 2014.

        Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. The attestation report is included herein.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be contained in our definitive proxy statement for our 2014 Annual Meeting of Stockholders, which will be filed no later than 120 days after January 28, 2014, the end of our 2013 fiscal year (the "Definitive Proxy Statement") and is incorporated herein by reference.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        Documents filed as a part of the report:

  (1)
  Financial Statements.

    As listed in the Index to Financial Statements and Supplementary Data on page 61.

  (2)
  Financial Statement Schedules.

    As listed in the Index to Financial Statements and Supplementary Data on page 61.

    Note: All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

  (3)
  Exhibits.

    See Exhibit Index on pages 108-110 for list of exhibits filed with this Annual Report on Form 10-K. Management contracts and compensatory plans or arrangements are identified with asterisks on the Exhibit Index.

Exhibit Index

Exhibit Number		Exhibit Title
2.1		Stock Purchase Agreement dated as of April 9, 2012, by and among Mattress Firm, Inc., as buyer, the sellers party thereto and FS Equity Partners V, L.P., as seller representative (incorporated by reference to Exhibit 2.1 to Mattress Firm Holding Corp's Current Report on Form 8-K filed April 10, 2012).

2.2		Asset Purchase Agreement dated September 4, 2012, by and among Mattress Firm, Inc., as buyer, Mattress XPress, Inc., Mattress XPress of Georgia, Inc., Steven Milesic and Steve Lytell (incorporated by reference to Exhibit 2.1 to Mattress Firm Holding Corp.'s Current Report on Form 8-K filed September 6, 2012).

2.3		Purchase and Sale Agreement dated March 7, 2014, among Mattress Firm, Inc., as buyer, Christopher T. Cook and Sleep Xperts, Inc. (incorporated by reference to Exhibit 2.1 to Mattress Firm Holding Corp.'s Current Report on Form 8-K filed March 10, 2014).

3.1		Amended and Restated Certificate of Incorporation of Mattress Firm Holding Corp. (incorporated by reference to Exhibit 3.1 to Mattress Firm Holding Corp's Current Report on Form 8-K filed November 29, 2011).

3.2		Amended and Restated Bylaws of Mattress Firm Holding Corp.

4.1		Registration Rights Agreement between Mattress Firm Holding Corp. and certain equity holders of Mattress Holdings, LLC (incorporated by reference to Exhibit 4.1 to Mattress Firm Holding Corp.'s Registration Statement on Form S-1/A (File No. 333-174830) filed September 28, 2011).

10.1	+	Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Mattress Firm Holding Corp.'s Registration Statement on Form S-1/A (File No. 333-174830) filed November 7, 2011).

10.2	+	Second Amended and Restated Employment Agreement of R. Stephen Stagner, dated September 14, 2011(incorporated by reference to Exhibit 10.2 to Mattress Firm Holding Corp.'s Registration Statement on Form S-1/A (File No. 333-174830) filed September 28, 2011).

10.3	+	Amended and Restated Employment Agreement of James R. Black, dated September 14, 2011(incorporated by reference to Exhibit 10.3 to Mattress Firm Holding Corp.'s Registration Statement on Form S-1/A (File No. 333-174830) filed September 28, 2011).

10.4	+	Amended and Restated Employment Agreement of Stephen G. Fendrich, dated September 14, 2011 (incorporated by reference to Exhibit 10.4 to Mattress Firm Holding Corp.'s Registration Statement on Form S-1/A (File No. 333-174830) filed September 28, 2011).

10.5	+	Offer Letter and Employment, Confidentiality and Non-Competition Agreement of Bruce Levy, dated December 10, 2008 and December 12, 2008, respectively (incorporated by reference to Exhibit 10.6 to Mattress Firm Holding Corp.'s Registration Statement on Form S-1/A filed September 28, 2011).

10.6	+	Offer Letter and Employment, Confidentiality and Non-Competition Agreement of Karrie Forbes, dated January 4, 2012 and January 24, 2012, respectively.

10.7	+	Offer Letter and Employment, Confidentiality and Non-Competition Agreement of Kenneth E. Murphy III, dated January 4, 2012 and January 19, 2012, respectively.

Exhibit Number		Exhibit Title
10.8		Restatement Amendment dated November 5, 2012, among Mattress Holding Corp., as borrower, Mattress Holdco, Inc., certain subsidiary guarantors party thereto and UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to Mattress Firm Holding Corp.'s Current Report on Form 8-K filed November 7, 2012).

10.9		First Amendment dated February 27, 2014, among Mattress Holding Corp., as borrower, Mattress Holdco, Inc. and UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to Mattress Firm Holding Corp.'s Current Report on Form 8-K filed March 5, 2014).

10.10		Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to Mattress Firm Holding Corp.'s Registration Statement on Form S-1/A (File No. 333-174830) filed September 28, 2011).

10.11	*	Master Retailer Agreement between Simmons Bedding Company and Mattress Firm, Inc., effective January 1, 2014.

10.12	*	Master Retailer Agreement between Serta, Inc. and Mattress Firm, Inc., effective January 1, 2014.

10.13		Retailer Agreement between Mattress Firm, Inc. and Tempur-Pedic North America, LLC, effective May 23, 2012 (incorporated by reference to Exhibit 10.1 to Mattress Firm Holding Corp.'s Current Report on Form 8-K filed September 12, 2012).

10.14		Product Supply Agreement between Sealy Mattress Company and Mattress Firm, Inc., dated January 1, 2009 (incorporated by reference to Exhibit 10.14 to Mattress Firm Holding Corp.'s Registration Statement on Form S-1/A (File No. 333-174830) filed July 8, 2011).

10.15		Amendment to 2009 Agreement between Sealy Mattress Company and Mattress Firm, Inc., dated November 30, 2010 (incorporated by reference to Exhibit 10.15 to Mattress Firm Holding Corp.'s Registration Statement on Form S-1/A (File No. 333-174830) filed July 8, 2011).

10.16		Mattress Firm Holding Corp. Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to Mattress Firm Holding Corp.'s Registration Statement on Form S-1/A (File No. 333-174830) filed November 7, 2011).

10.17	+*	Independent Director Compensation Policy, effective January 6, 2014.

21.1	*	Subsidiaries of Mattress Firm Holding Corp.

23.1	*	Consent of Deloitte & Touche LLP.

23.2	*	Consent of Grant Thornton LLP.

31.1	*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Exhibit Title
32.2	**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Lables Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

+
Management contract or compensatory plan or arrangement.

*
Filed herewith.

**
Furnished herewith.

MATTRESS FIRM HOLDING CORP.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF
MATTRESS FIRM HOLDING CORP.
(PARENT COMPANY)

BALANCE SHEETS

	January 29, 2013	January 28, 2014
	(in thousands, except share amounts)
Assets
Cash and cash equivalents	$11,180	14,774
Investment in subsidiary	253,435	306,340

Total assets	$264,615	$321,114

Liabilities and Stockholder's Equity
Current liabilities	$—	548

Total liabilities	—	548
Commitments and contingencies
Common stock, $0.01 par value; 120,000,000 shares authorized; 33,795,630 shares issued and outstanding at January 29, 2013; and 34,002,981 and 33,990,381 shares issued and outstanding at January 28, 2014, respectively	338	340
Additional paid-in capital	362,202	365,227
Accumulated deficit	(97,925)	(45,001)

Total stockholder's equity	264,615	320,566

Total liabilities and stockholder's equity	$264,615	$321,114

MATTRESS FIRM HOLDING CORP.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF
MATTRESS FIRM HOLDING CORP.
(PARENT COMPANY)

STATEMENTS OF OPERATIONS

	Fiscal 2011	Fiscal 2012	Fiscal 2013
	(in thousands)
Equity in undistributed earnings of subsidiary	$32,448	$39,871	$52,905
Interest expense (income), net	6,912	—	(19)

Income before income taxes	25,536	39,871	52,924
Income tax benefit	(8,815)	—	—

Net income	$34,351	$39,871	$52,924

MATTRESS FIRM HOLDING CORP.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF
MATTRESS FIRM HOLDING CORP.
(PARENT COMPANY)

STATEMENTS OF CASH FLOWS

	Fiscal 2011	Fiscal 2012	Fiscal 2013
	(in thousands)
Cash flows from operating activities:
Net income	$34,351	$39,871	$52,924
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of subsidiary	(32,448)	(39,871)	(52,905)
Deferred income tax benefit	(11,407)	(18,471)	—
Amortization of deferred issuance costs	37	—	—
Loss from debt extinguishment	51	—	—
Effects of changes in operating assets and liabilties:
Accrued liabilities	566	(1,985)	548
Other noncurrent liabilities	6,912	—	—

Net cash provided by (used in) operating activities	(1,938)	(20,456)	567
Cash flows from investing activities:
Investments in subsidiaries	(128,674)	15,653	—

Net cash provided by (used in) investing activities	(128,674)	15,653	—
Cash flows from financing activities:
Proceeds from issuance of debt	40,198	—	—
Principal payments of debt	(4,559)	—	—
Proceeds from issuance of common stock, net of costs	110,446	—	—
Proceeds from exercise of common stock options	—	510	3,027

Net cash provided by financing activities	146,085	510	3,027

Net change in cash and cash equivalents	15,473	(4,293)	3,594
Cash and cash equivalents, beginning of period	—	15,473	11,180

Cash and cash equivalents, end of period	$15,473	$11,180	$14,774

MATTRESS FIRM HOLDING CORP.

SCHEDULE I—NOTES TO CONSOLIDATED FINANCIAL INFORMATION (PARENT COMPANY)

1. Background

        These condensed parent company financial statements and notes of Mattress Firm Holding Corp. (the "Company") should be read in conjunction with the consolidated financial statements of Mattress Firm Holding Corp. and subsidiaries. The 2012 Senior Credit Facility of Mattress Holding Corp., an indirect subsidiary of Mattress Firm Holding Corp., contains provisions whereby Mattress Holding Corp. is prohibited from distributing dividends to Mattress Firm Holding Corp. or other subsidiaries of Mattress Firm Holding Corp. As of January 29, 2013 and January 28, 2014, the net assets of Mattress Holding Corp. subject to such restrictions under the 2012 Senior Credit Facility were $253.4 million and $306.3 million, respectively.

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

        On November 23, 2011, the Company contributed a portion of the net proceeds from the initial public offering as follows: (i) $88.8 million of such net proceeds to repay in full all amounts outstanding under the loan facility between Mattress Intermediate Holdings, Inc., the Company's direct subsidiary, and a group of lenders maturing in January 2015 and the related accrued interest; (ii) $4.6 million of such net proceeds to repay in full the Company's 12% payment-in-kind investor notes that did not convert into shares of the Company's common stock upon the completion of the initial public offering; and (iii) $1.6 million of such net proceeds to pay accrued managed fees and interested thereon and a related termination fee to J.W. Childs Associates, L.P. in connection with the termination of the management agreement between J.W. Childs Associates, L.P. and the Company that became effective with the completion of the initial public offering. Also in connection with the consummation of the initial public offering, a portion of the Company's long-term debt was converted into 4,979,988 shares of the Company's common stock at a price per share equal to the initial public offering price of $19.00 per common share. See Note 3 for additional information on debt activity.

3. Long-term Debt

        On November 23, 2011, in connection with the consummation of the initial public offering, (1) the Company used $4.6 million of the net proceeds from the initial public offering to repay in full the Company's Paid-in-Kind Notes or "PIK Notes," issued at various times from October 24, 2007 through May 20, 2009 that did not convert into shares of the Company's common stock upon the completion of the initial public offering and (2) the aggregate remaining principal and accrued interest balance of $52.7 million were converted into 2,774,035 shares the Company's common stock at a price per share equal to the initial public offering price of $19.00 per common share.

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

MATTRESS FIRM HOLDING CORP.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the three years ended January 28, 2014

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions from Reserves(1)	Balance at End of Period
	(in thousands)
Year Ended January 31, 2012:
Uncollectible accounts receivable	$104	$—	$—	$7	$97
Sales returns reserve	513	3,651	—	3,085	1,079
Store closing reserve	153	1,402	—	991	564
Year Ended January 29, 2013:
Uncollectible accounts receivable	$97	$172	$—	$—	$269
Sales returns reserve	1,079	5,972	258	5,824	1,485
Store closing reserve	564	(11)	—	312	241
Year Ended January 28, 2014:
Uncollectible accounts receivable	$269	$831	$—	$—	$1,100
Sales returns reserve	1,485	8,753	49	8,291	1,996
Store closing reserve	241	31	—	228	44

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

Date: March 26, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ R. STEPHEN STAGNER R. Stephen Stagner	Director, President and Chief Executive Officer (principal executive officer)	March 26, 2014
/s/ JIM R. BLACK Jim R. Black	Executive Vice President and Chief Financial Officer (principal financial officer)	March 26, 2014
/s/ MICHAEL S. GALVAN Michael S. Galvan	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 26, 2014
/s/ JOHN W. CHILDS John W. Childs	Director	March 26, 2014
/s/ ADAM L. SUTTIN Adam L. Suttin	Director	March 26, 2014
/s/ DAVID A. FIORENTINO David A. Fiorentino	Director	March 26, 2014
/s/ WILLIAM E. WATTS William E. Watts	Director	March 26, 2014

Signature	Title	Date

/s/ FREDERICK C. TINSEY III Frederick C. Tinsey III	Director	March 26, 2014
/s/ CHARLES R. EITEL Charles R. Eitel	Director	March 26, 2014
/s/ JOSEPH M. FORTUNATO Joseph M. Fortunato	Director	March 26, 2014