Form 10-Q
period 2014-04-29
MATTRESS FIRM HOLDING CORP.
filed 2014-06-09
CIK 1419852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 29, 2014

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

As of June 5, 2014, 34,117,113 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ materially from the results expressed or implied by these forward-looking statements are set forth under “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2014 (the “Fiscal 2013 Annual Report”) and any additional risk factors identified in our other filings with the SEC. All forward-looking statements in this Quarterly Report on Form 10-Q are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise.

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

•                  risks related to our stock; and

•                  other factors discussed in “Item 1A. Risk Factors” of Part I of the Fiscal 2013 Annual Report, elsewhere in this report and in our other filings with the SEC.

MATTRESS FIRM HOLDING CORP.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	January 28,	April 29,
	2014	2014

Assets
Current assets:
Cash and cash equivalents	$22,878	$11,650
Accounts receivable, net	20,812	25,997
Inventories	81,507	97,262
Deferred income taxes	4,729	4,090
Prepaid expenses and other current assets	16,348	27,100
Total current assets	146,274	166,099
Property and equipment, net	174,770	192,468
Intangible assets, net	84,391	90,586
Goodwill	366,647	434,767
Debt issue costs and other, net	12,549	14,146
Total assets	$784,631	$898,066

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$3,621	$5,594
Accounts payable	72,165	85,534
Accrued liabilities	42,435	46,399
Customer deposits	9,318	11,474
Total current liabilities	127,539	149,001
Long-term debt, net of current maturities	217,587	294,466
Deferred income taxes	37,921	37,090
Other noncurrent liabilities	73,092	75,745
Total liabilities	456,139	556,302

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.01 par value; 120,000,000 shares authorized; 34,002,981 and 33,990,381 shares issued and outstanding at January 28, 2014; and 34,103,229 and 34,090,629 shares issued and outstanding at April 29, 2014, respectively	340	341
Additional paid-in capital	373,153	378,704
Accumulated deficit	(45,001)	(37,281)
Total stockholders’ equity	328,492	341,764
Total liabilities and stockholders’ equity	$784,631	$898,066

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended
	April 30,	April 29,
	2013	2014
Net sales	$275,957	$333,502
Cost of sales	171,515	212,652
Gross profit from retail operations	104,442	120,850
Franchise fees and royalty income	1,249	1,186
	105,691	122,036
Operating expenses:
Sales and marketing expenses	63,731	75,665
General and administrative expenses	19,169	30,686
Loss on store closings and impairment of store assets	261	258
Total operating expenses	83,161	106,609
Income from operations	22,530	15,427
Other expense:
Interest expense, net	2,847	2,816
Income before income taxes	19,683	12,611
Income tax expense	7,674	4,891
Net income	$12,009	$7,720

Basic net income per common share	$0.36	$0.23
Diluted net income per common share	$0.35	$0.22

Basic weighted average shares outstanding	33,812,123	34,027,941
Diluted weighted average shares outstanding	33,952,684	34,393,433

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	April 30,	April 29,
	2013	2014
Cash flows from operating activities:
Net income	$12,009	$7,720
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	6,210	8,692
Loan fees and other amortization	503	594
Deferred income tax expense	712	246
Stock-based compensation	887	1,358
Loss on store closings and impairment of store assets	261	258
Construction allowances from landlords	1,248	1,747
Effects of changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(3,944)	(4,588)
Inventories	(8,510)	(8,603)
Prepaid expenses and other current assets	(1,042)	(9,257)
Other assets	187	(1,124)
Accounts payable	10,066	9,402
Accrued liabilities	(5,421)	250
Customer deposits	721	1,114
Other noncurrent liabilities	2,076	(681)
Net cash provided by operating activities	15,963	7,128
Cash flows from investing activities:
Purchases of property and equipment	(14,377)	(19,334)
Business acquisitions, net of cash acquired	—	(77,350)
Net cash used in investing activities	(14,377)	(96,684)
Cash flows from financing activities:
Proceeds from issuance of debt	3,000	132,000
Principal payments of debt	(18,476)	(54,427)
Proceeds from exercise of common stock options	862	563
Excess tax benefits associated with stock-based awards	117	192
Net cash (used in) provided by financing activities	(14,497)	78,328
Net decrease in cash and cash equivalents	(12,911)	(11,228)
Cash and cash equivalents, beginning of period	14,556	22,878
Cash and cash equivalents, end of period	$1,645	$11,650

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”), and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of January 28, 2014 and April 29, 2014, and the results of operations and cash flows for the periods presented. The Company’s historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and related notes for the fiscal year ended January 28, 2014, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2014 (the “Fiscal 2013 Annual Report”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of (i) assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are more susceptible to change in the near term are the accruals for sales returns and exchanges, product warranty costs, asset impairments, vendor incentives, self-insured liabilities, store closing costs and acquisition accounting fair values.

The Company is in the process of implementing a new computer system that provides sales tracking, inventory management, financial reporting and warehouse management capabilities (“new ERP system”) to enhance functionality and to support the Company’s growth strategy. The new ERP system utilizes the weighted average cost flow method for determining inventory cost (“Weighted Average”) and, as the new ERP system is rolled out across the Company’s markets, will replace the First-In, First-Out cost flow method (“FIFO”) utilized by our legacy system. The Weighted Average and FIFO methods are both allowable under U.S. GAAP. The Financial Accounting Standards Board (“FASB”) has issued guidance that when there are two allowable alternative accounting principles, a company must determine which one is preferable. The adoption of the Weighted Average method is considered preferable by the Company due to the fact that it aligns with the functionality of the new ERP system. The Company also considered other factors that support preferability of the Weighted Average method, including closer alignment with the physical flow of the Company’s inventories and prevalence among industry peers. Consistent with FASB requirements, if a change in accounting principle is determined to be preferable, the change shall be reported through retrospective application to the financial statements of all prior periods, unless the effects are not material. The Company determined that the effects of adopting the Weighted Average method are not material to its financial statements. This determination is supported by certain inherent characteristics of the Company’s business, including the ability to hold low inventories relative to sales levels, continuous product replenishment, the relatively short life cycles of most mattress product lines and the infrequency of vendor price changes during the life cycle of the majority of products that are carried. Therefore, the change in accounting principle has not been retrospectively applied to prior periods.

Certain reclassifications have been made to the prior year condensed consolidated statements of cash flows to segregate the cash proceeds related to construction allowances from landlords from the previously reported cash activity that was included as components of the changes in accounts receivable and noncurrent liabilities to conform to the current period financial statement presentation with no effect on the Company’s previously reported net cash provided by operating activities.

The Company’s fiscal year consists of 52 or 53 weeks ending on the Tuesday closest to January 31.The fiscal year ended January 28, 2014 (“Fiscal 2013”) consists of 52 weeks. The fiscal year ending February 3, 2015 (“Fiscal 2014”) consists of 53 weeks.

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Acquisitions

The Company completed a number of acquisitions of the partnership interests or operating assets of specialty mattress retailers during the first fiscal quarter of 2014. These acquisitions: (i) increase the Company’s store locations and market share in markets in which the Company currently operates, which generally results in expense synergies and improved leverage over market- level costs, such as advertising and warehousing, or (ii) provide an efficient way to enter new markets in which the Company did not previously operate and which provide a platform for further growth. Results of operations of the acquired businesses are included in the Company’s results of operations from the respective effective dates of the acquisitions.

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The Company’s goodwill is primarily related to the increase in the Company’s store locations and market share with expectations of expense synergies and leverage over costs, such as advertising and warehousing.

Effective March 3, 2014, the Company acquired the leasehold interests, store assets, distribution center assets and related inventories, and assumed certain liabilities of Yotes, Inc. (“Yotes”), a franchisee of the Company, relating to the operation of 34 mattress specialty retail stores located in Colorado and Kansas for a total purchase price of approximately $14.1 million, including working capital adjustments, subject to customary post-closing adjustments.

Effective March 3, 2014, the Company acquired the leasehold interests and store assets, and assumed certain liabilities, of Southern Max LLC (“Southern Max”), a franchisee of the Company, relating to the operations of three mattress specialty retail stores located in Virginia for a total purchase price of approximately $0.5 million, including working capital adjustments, subject to customary post-closing adjustments.

Effective April 3, 2014, the Company acquired one hundred percent of the outstanding partnership interests in Sleep Experts Partners, L.P. (“Sleep Experts”), related to the operation of 55 mattress specialty retail stores in Texas under the brand Sleep Experts, for a total purchase price of approximately $67.8 million, including working capital adjustments, subject to customary post-closing adjustments.  The initial purchase price consisted of cash of $62.8 million (net of $1.6 million of cash acquired), and $3.4 million delivered in the form of 71,619 shares of common stock, par value $0.01 per share, of Mattress Firm Holding Corp. common stock as calculated in accordance with the terms of the purchase agreement.

The Company funded the cash requirements of the Yotes and Southern Max acquisitions using cash reserves and revolver borrowings. The Company raised $100 million of incremental term borrowings under the 2012 Senior Credit Facility (defined in Note 4 below) to fund the cash requirements of the Sleep Experts acquisition and to pay down outstanding revolver borrowings. The new incremental term borrowings mature in January 2016 and are subject to the same interest rate as the existing outstanding incremental borrowings under the 2012 Senior Credit Facility.

The allocation of the purchase price to the acquired assets and liabilities, based on management’s estimate of their fair values on the acquisition date, is as follows (in thousands):

	Yotes	Southern Max	Sleep Experts	Total
Cash	$—	$—	$1,637	$1,637
Accounts receivable	413	—	533	946
Inventories	1,765	54	5,333	7,152
Prepaid expenses and other current assets	380	—	1,116	1,496
Property and equipment	1,275	232	7,380	8,887
Intangible assets	3,980	—	2,782	6,762
Goodwill	10,477	174	56,901	67,552
Deferred income tax asset	—	—	548	548
Other assets	143	14	344	501
Accounts payable	(3,334)	—	(2,349)	(5,683)
Accrued liabilities	(410)	—	(4,825)	(5,235)
Customer deposits	(391)	—	(651)	(1,042)
Deferred rent liabilities	(139)	—	(917)	(1,056)
Deferred income tax liability	(15)	(22)	—	(37)
Fair value of assets and liabilities acquired	14,144	452	67,832	82,428
Reconciliation to cash used in acquisitions:
Fair value of equity consideration transferred	—	—	(3,441)	(3,441)
Cash of acquired businesses	—	—	(1,637)	(1,637)
Cash used in acquisitions, net of cash acquired	$14,144	$452	$62,754	$77,350

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The acquisitions resulted in $67.6 million of goodwill based on management’s estimate on the acquisition closing dates, of which $66.4 million will be deductible for income tax purposes.

The Company is continuing to evaluate the fair values of the assets and liabilities acquired, and as a result, adjustments to the values presented above may be modified over the next several quarters. In the thirteen weeks ended April 29, 2014, the Company adjusted the deferred tax balance related to the fiscal 2013 acquisition of the assets and operations of Perfect Mattress of Wisconsin, LLC (“Perfect Mattress”) resulting in $0.6 million of additional goodwill.

The net sales included in the Company’s condensed consolidated statement of operations derived from the Yotes, Southern Max and Sleep Experts acquisitions from the respective acquisition dates to April 29, 2014 were $4.0 million, $0.1 million and $4.7 million, respectively.

Acquisition-related costs for U.S. GAAP purposes are costs the acquirer incurs to effect a business combination, including advisory, legal, accounting, valuation, and other professional or consulting fees. The Company incurred a total of approximately $1.6 million of acquisition-related costs charged to general and administrative expenses during the thirteen weeks ended April 29, 2014 related to the acquisitions discussed above.

The acquisitions above were not material to the Company’s financial position or results of operations; therefore, pro forma operating results have not been included in this disclosure.

3. Fair Value of Financial Instruments

The amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term maturity of these instruments.

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

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Assets requiring recurring or non-recurring fair value measurements consisted of the following (in thousands):

	Net Book Value as of
	January 28,	Fair Value Measurements			Fiscal 2013
	2014	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan	$1,353	$—	$1,353	$—	$—
Property and equipment requiring impairment review	$321	$—	$—	$321	$464

	Net Book Value as of
	April 29,	Fair Value Measurements
	2014	Level 1	Level 2	Level 3
Nonqualified deferred compensation plan	$1,332	$—	$1,332	$—

The significant Level 3 unobservable inputs used in the fair value measurement of the Company’s intangible assets and property and equipment were (i) the weighted average cost of capital (“WACC”) and (ii) the royalty rate related to intangible trade names. Increases (decreases) in WACC inputs in isolation would result in a lower (higher) fair value measurement. Increases (decreases) in the royalty rate inputs in isolation would result in a higher (lower) fair value measurement. Fair value measurements may be determined by independent third parties.

The following tables are not intended to be all-inclusive, but rather provide a summary of the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 assets in which impairment testing was performed.

Impairment testing performed as of January 28, 2014

Valuation Technique	Significant Unobservable	Unobservable
Property and Equipment Impairment Testing	Inputs	Input Range
Income approach	WACC(1)	13.5%

(1)                                 Weighted Average Cost of Capital

The table below summarizes the estimated fair values had the Company elected the fair value option under ASC 825, Financial Instruments, related to accounting for debt obligations at their fair value and the respective carrying values of the 2012 Senior Credit Facility, as amended, as of January 28, 2014 and April 29, 2014 (in millions):

	January 28, 2014		April 29, 2014
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Senior Credit Facility - Term Loans - Level 2	$198.6	$198.1	$297.6	$297.6

The fair value of the 2012 Senior Credit Facility term loans was estimated based on the ask and bid prices quoted from an external source. The carrying amounts of other debt instruments at fixed rates approximated their respective fair values due to the comparability of interest rates for the same or similar issues that are available.

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Notes Payable and Long-term Debt

Notes payable and long-term debt consists of the following (in thousands):

	January 28,	April 29,
	2014	2014
2012 Senior Credit Facility - term loans	$198,098	$297,572
2012 Senior Credit Facility - revolver borrowings	21,000	—
Equipment financing and other notes payable	2,110	2,488
Total long-term debt	221,208	300,060
Current maturities of long-term debt	3,621	5,594
Long-term debt, net of current maturities	$217,587	$294,466

2012 Senior Credit Facility—On January 18, 2007, Mattress Holding Corp., an indirect consolidated subsidiary of the Company, entered into a credit agreement with UBS Securities LLC and certain of its affiliates and other lenders for a senior secured term loan and revolving credit facility, which was amended and restated on November 5, 2012 and further amended on February 27, 2014 (as amended, the “2012 Senior Credit Facility”). The November 2012 amendment and restatement, among other things, (i) increased the revolving loan commitment from $35 million to $100 million, (ii) extended the maturity date of the revolving credit facility by two years to January 2015, (iii) extended the maturity date of outstanding term loans having an aggregate principal amount of $200 million by two years to January 2016 (“extended term loans”), (iv) increased the interest rate applicable to amounts outstanding under the extended term loans and revolving loans by 1.25%, (v) increased the amount of permitted capital expenditures to $80 million on an annual basis, beginning with capital expenditures incurred during fiscal 2012, and (vi) increased the maximum cumulative amount that Mattress Holding Corp. and its subsidiary guarantors may incur for permitted acquisitions through the extended maturity date.

On February 27, 2014, the Company entered into an amendment of the 2012 Senior Credit Facility. The amendment, among other things, (a) extended the maturity date of the revolving loan by one year to January 2016, (b) increased the incremental term loan facility by $150 million to $200 million, (c) increased the maximum amount the borrower and its subsidiary guarantors may spend in respect of acquisitions, on a per acquisition basis, from $50 million to $75 million, and (d) increased the maximum amount the borrower and its subsidiary guarantors may spend in respect of acquisitions, on an aggregate basis, from $200 million to $350 million. The Company incurred fees in connection with the amendment of approximately $0.6 million, of which $0.2 million was expensed in the thirteen weeks ended April 29, 2014 and $0.4 million was capitalized and will be amortized over the term of the loan facility.

Borrowings under the 2012 Senior Credit Facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate determined by reference to the highest of (a) the corporate base rate of interest established by the administrative agent and (b) the federal funds effective rate from time to time plus 0.50%, or (ii) the London Interbank Offered Rate, or “LIBOR,” determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin percentages for extended term loans are 2.50% for base rate loans and 3.50% for LIBOR loans. The applicable margin percentages for revolving loans are 2.50% for base rate loans and 3.50% for LIBOR loans. The weighted average interest rate applicable to outstanding borrowings under the 2012 Senior Credit Facility was 3.8% and 3.9% for the thirteen weeks ended April 30, 2013 and April 29, 2014, respectively.

Outstanding term borrowings under the 2012 Senior Credit Facility are payable in quarterly principal installments of $0.8 million in fiscal 2014 and fiscal 2015. Accrued interest on outstanding borrowings is payable from time to time and no less frequently than quarterly.

The revolving credit facility portion of the 2012 Senior Credit Facility provides Mattress Holding Corp. with up to $100.0 million in outstanding revolving borrowings, with up to $15.0 million of that amount available for the issuance of letters of credit. Outstanding revolving borrowings were $21.0 million and none at January 28, 2014 and April 29, 2014, respectively. Outstanding letters of credit on the revolving facility were $1.6 million at April 29, 2014, resulting in $98.4 million of availability for revolving borrowings and up to $13.4 million of that amount available for the issuance of letters of credit.

The 2012 Senior Credit Facility, subject to certain exceptions, is guaranteed by Mattress Holding Corp’s immediate parent entity, Mattress Holdco, Inc., and by each of the existing and future subsidiaries of Mattress Holding Corp. All obligations under the

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2012 Senior Credit Facility, and the guarantees of those obligations, are secured by substantially all of the existing and future property and assets of Mattress Holding Corp. and the subsidiary guarantors under the 2012 Senior Credit Facility, and by a pledge of Mattress Holding Corp’s capital stock and the capital stock of each of its subsidiary guarantors. Mattress Holding Corp. is subject to certain financial covenants under the agreement principally consisting of maximum debt leverage and minimum interest coverage ratios. Subject to certain restrictions, Mattress Holding Corp. has the ability to exercise equity cure rights, which allow the inclusion of capital contributions received from the Company in the results of operations for the purpose of measuring the maximum debt leverage and minimum interest coverage ratios. In addition, the 2012 Senior Credit Facility places limits on the amounts of annual capital expenditures and contains restrictions on certain transactions with affiliates; prepaying subordinated debt; incurring indebtedness and liens; declaring dividends or redeeming or repurchasing capital stock; making loans and investments; and engaging in mergers, acquisitions, consolidations and asset sales. Mattress Holding Corp. was in compliance with all financial covenants at April 29, 2014.

Equipment Financing and Other Short-Term Notes Payable—A subsidiary of the Company has an outstanding note payable related to the purchase of mattress specialty retail stores formerly operated by our franchisee, Perfect Mattress, in the aggregate principal amount of $1.5 million that bears interest at 7.75% with quarterly principal and interest payments through fiscal 2014.

A subsidiary of the Company has financed property and casualty insurance premiums payable in the amount of $1.0 million payable in fiscal 2014.

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

The Company recognized $4.9 million of income tax expense for the thirteen weeks ended April 29, 2014, compared to $7.7 million of income tax expense for the thirteen weeks ended April 30, 2013. The effective tax rate was 38.8% for the thirteen weeks ended April 29, 2014, compared to 39.0% for the thirteen weeks ended April 30, 2013. The effective tax rate of 38.8% for the current period differs from the federal statutory rate of 35.0% primarily due to state income taxes.

The Company and its subsidiaries are included in a consolidated income tax return in the U.S. federal jurisdiction and file separate income tax returns in several states. As of April 29, 2014, open tax years in federal and some state jurisdictions date back to October 2002 due to the taxing authorities’ ability to adjust operating loss carryforwards.

As of January 28, 2014, the Company had approximately $9.1 million of net operating loss carryforwards that begin expiring in fiscal 2029, if not utilized to offset future taxable income. These net operating loss carryforwards arose from the acquisition of MGHC Holding Corporation (“Mattress Giant”) during fiscal 2012, and after application of Section 382 of the Internal Revenue Code of 1986, as amended, are limited to an average use of $2.8 million per year over the next four years.

The Company has established a cumulative liability for unrecognized tax benefits of $0.4 million as of January 28, 2014 and April 29, 2014. Management does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next twelve months. Management accrued less than $0.1 million of interest on these unrecognized tax benefits as of both April 30, 2013 and April 29, 2014.

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

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per share calculations:

	Thirteen Weeks Ended
	April 30,	April 29,
	2013	2014
Basic weighted average shares outstanding	33,812,123	34,027,941
Effect of dilutive securities:
Stock options	116,396	321,012
Restricted shares	24,165	44,480
Diluted weighted average shares outstanding	33,952,684	34,393,433

Diluted net income per common share for the thirteen weeks ended April 30, 2013 and April 29, 2014 excludes stock options for the purchase of 245,148 and 223,739 shares, respectively, of common stock as their inclusion would be anti-dilutive. Diluted net income per common share for the thirteen weeks ended April 29, 2014 excludes non-vested restricted stock granted of 6,266 shares as their inclusion would be anti-dilutive.

Certain stock option and restricted stock awards contain vesting conditions based on specified stock price targets for the Company’s common stock as measured at each of the annual vesting dates (“market-based awards”). The Company includes such market-based awards in the determination of dilutive weighted average shares outstanding under the treasury stock method when, as of the date of determination, the specified stock price targets are met and the common stock shares pursuant to those awards become contingently issuable. Accordingly, the determination of diluted weighted average shares outstanding excludes, as of the date of determination, stock options for the purchase of 268,302 and 19,780 shares of common stock for the thirteen weeks ended April 30, 2013 and April 29, 2014, respectively, and excludes 70,020 shares of non-vested restricted stock for the thirteen weeks ended April 29, 2014.

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

8. Stock-Based Compensation

2011 Omnibus Incentive Plan—On November 3, 2011, the Company’s board of directors and shareholders adopted the Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan to provide for the grant of equity-based awards to Company employees, directors and other service providers. A total of 4,206,000 shares of the Company’s common stock were reserved for grants under the 2011 Omnibus Incentive Plan. There were 2,437,206 shares available for future grants under the stock incentive plan as of April 29, 2014.

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

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the stock option grants, exercises, and forfeitures for the thirteen weeks ended April 29, 2014 (in thousands, except per share amounts):

		Weighted
		Average
	Stock	Exercise Price
	Options	Per Share
Outstanding, as of January 28, 2014	1,291	$23.32
Granted (a)	6	$45.37
Exercised (b)	(24)	$19.31
Forfeited	(20)	$29.26
Outstanding, as of April 29, 2014 (c)	1,253	$23.40
Exercisable, as of April 29, 2014 (d)	369	$20.82

(a)                                 The weighted average grant date fair value of stock options granted during the thirteen weeks ended April 29, 2014 was $26.13.

(b)                                 The aggregate intrinsic value of stock options exercised during the thirteen weeks ended April 29, 2014 was $0.6 million. The weighted average market price of shares exercised during the thirteen weeks ended April 29, 2014 was $46.89.

(c)                                  Stock options outstanding as of April 29, 2014 have a weighted average remaining contractual term of 7.73 years and an aggregate intrinsic value of $27.5 million based on the market value of the Company’s common stock on April 29, 2014.

(d)                                 Stock options exercisable as of April 29, 2014 have a weighted average remaining contractual term of 7.29 years and an aggregate intrinsic value of $9.1 million based on the market value of the Company’s common stock on April 29, 2014.

Future vesting dates on the stock options range from August 13, 2014 to April 29, 2018, and expiration dates range from November 17, 2021 to April 29, 2024 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 4/29/14 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of 4/29/14 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Time Based
$19.00 - $29.26	507	7.61	$19.76	146	7.59	$19.42
$36.84 - $45.37	171	9.23	$39.58	14	8.99	$36.84
Market Based
$19.00 - $29.26	505	7.39	$19.69	192	7.38	$19.25
$36.84 - $45.37	70	7.36	$36.84	17	2.45	$36.84

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

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following assumptions were used to calculate the fair value of the Company’s time-based stock options on the date of grant utilizing the Black-Scholes option pricing model:

Thirteen Weeks Ended April 29, 2014
Weighted average expected life (in years)	6.25
Volatility factor	60%
Dividend yield	0%
Risk-free interest rate	2.08%

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

For the thirteen weeks ended April 29, 2014, the Company recognized $0.8 million of compensation expense associated with stock option awards in general and administrative expenses in the condensed consolidated statement of operations compared to $0.5 million for the thirteen weeks ended April 30, 2013. The Company did not capitalize any equity-based compensation costs related to stock options during the thirteen weeks ended April 30, 2013 and April 29, 2014.

As of April 29, 2014, the Company estimates that a total of approximately $7.5 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 2.65 years for unvested stock option awards issued and outstanding.

Restricted Stock—The Company grants restricted stock to certain employees and to non-employee independent directors. A portion of the restricted stock granted to the Company’s employees is subject to time-based vesting schedules, while the remaining portion of the restricted stock is subject to market-based vesting schedules, with such vesting based on specified stock price targets.

The following table summarizes the restricted stock grants, vesting, and forfeitures for the thirteen weeks ended April 29, 2014 (in thousands, except per share amounts):

		Weighted
		Average
	Restricted	Fair
	Shares	Value
Outstanding, as of January 28, 2014	249	$29.93
Granted (a)	10	$37.18
Vested (b)	(5)	$28.95
Forfeited	(5)	$29.68
Unvested, as of April 29, 2014	249	$30.24

(a)                                 The total grant-date fair value of restricted stock awards granted during the thirteen weeks ended April 29, 2014 was $0.4 million.

(b)                                 The total fair value of awards vested during the thirteen weeks ended April 29, 2014 was $0.2 million.

The Company accounts for restricted stock under the fair value method of accounting using the closing market price per share of the Company’s stock to measure time-based restricted stock fair value at the date of grant and a Monte Carlo Simulation approach

MATTRESS FIRM HOLDING CORP.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

to measure market-based restricted stock fair value at the date of grant. The fair value of the restricted stock at the date of grant is recognized as expense over the vesting term, which represents the requisite service period.

The following assumptions were used to calculate the fair value of the Company’s market-based restricted stock on the grant date utilizing a Monte Carlo Simulation approach:

Thirteen Weeks Ended April 29, 2014
Weighted average expected life (in years)	4
Volatility factor	40%
Dividend yield	0%
Risk-free interest rate	1.33%

For the thirteen weeks ended April 29, 2014, the Company recognized $0.6 million of compensation expense associated with restricted stock awards in general and administrative expenses in the condensed consolidated statement of operations compared to $0.4 million for the thirteen weeks ended April 30, 2013. The Company did not capitalize any equity-based compensation costs related to restricted stock awards during the thirteen weeks ended April 30, 2013 and April 29, 2014.

As of April 29, 2014, the Company estimates that a total of approximately $6.0 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 2.28 years for unvested restricted stock awards.

9. Subsequent Event

On April 25, 2014, the Company entered into an agreement to acquire substantially all of the mattress specialty retail assets and operations of Mattress Liquidators, Inc., which operates Mattress King retail stores in Colorado and BedMart retail stores in Arizona.  The Company consumated this acquisition on June 4, 2014.  The acquisition added approximately 75 mattress specialty retail stores to the Mattress Firm company-operated store base in markets where the Company currently operates, primarily Denver, Colorado, Phoenix, Arizona and Tucson, Arizona, for an aggregate purchase price of approximately $35 million, subject to customary adjustments.  The purchase price was funded by cash reserves and revolver borrowings, as well as a $3.5 million seller note that is payable in quarterly installments over two years. The Company intends to rebrand these acquired stores as Mattress Firm.

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Tuesday closest to January 31. Each fiscal year is described by the period of the calendar year that comprises the majority of the fiscal year period. For example, the fiscal year ending February 3, 2015 is described as “fiscal 2014.” Fiscal 2014 contains 53 weeks.

Executive Summary

Net sales during the thirteen weeks ended April 29, 2014 improved $57.5 million from the comparable prior year levels as a result of the addition of new and acquired store units and an increase in comparable-store sales. We believe that our net sales growth is outpacing our competitors in most of the markets in which we operate and is resulting in increased market share. Key results for the thirteen weeks ended April 29, 2014 include:

•                  Net income decreased $4.3 million to $7.7 million for the thirteen weeks ended April 29, 2014, compared to $12.0 million for the comparable prior year period.

•                  Income from operations for the thirteen weeks ended April 29, 2014 was $15.4 million. Excluding $4.6 million of acquisition-related expenses and enterprise resource planning (“ERP”) system implementation costs, adjusted income from operations was $20.0 million, and adjusted operating margin during the thirteen weeks ended April 29, 2014 decreased 265 basis-points from 8.6% during the thirteen weeks ended April 30, 2013 to 6.0% during the thirteen weeks ended April 29, 2014. This operating margin decrease on an adjusted basis (excluding acquisition-related and ERP system implementation costs) is comprised of a 170 basis-point decline in gross profit margin, a 130 basis-point decrease from general and administration expense deleverage, offset by a 40 basis-point improvement in sales and marketing expense leverage and five basis-points of combined operating margin declines in other areas. Acquisition-related costs for purposes of management’s discussion and analysis, which are included in the results of operations, consist of the acquisition-related costs as defined under U.S. GAAP, including advisory, legal, accounting, valuation, and other professional or consulting fees and, in addition, costs of integrating store and warehouse operations and corporate functions that are not expected to recur in future periods. ERP system implementation costs, which are included in the results of operations, consist primarily of training-related costs related to the roll-out of the Microsoft Dynamics AX for Retail ERP system. (Adjusted income from operations is not a performance measure under U.S. GAAP. See “Reconciliation of Reported (U.S. GAAP) to Adjusted Statements of Operations Data” below for a reconciliation of net income as reported to adjusted net income.)

•                  Adjusted EBITDA decreased $1.4 million to $30.8 million for the thirteen weeks ended April 29, 2014, compared with $32.2 million for the comparable prior year period. Adjusted EBITDA as a percentage of net sales decreased to 9.2% during the thirteen weeks ended April 29, 2014, compared with 11.7% for the comparable prior year period. See “Adjusted EBITDA to Net Income Reconciliation” below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

•                  Net sales increased $57.5 million, or 20.9%, to $333.5 million for the thirteen weeks ended April 29, 2014, compared to $276.0 million for the comparable prior year period primarily as the result of an increase in the number of stores we operated and an increase in comparable-store sales. Comparable-store sales increased 4.3% during the thirteen weeks ended April 29, 2014.

The components of the net sales increase (decrease) for the thirteen weeks ended April 29, 2014 as compared to the prior year period were as follows (in millions):

Increase (Decrease) in Net Sales
Thirteen
Weeks Ended
April 29,
2014
Comparable-store sales	$11.5
New stores	35.4
Acquired stores	15.8
Closed stores	(5.2)
$57.5

The components of net sales by major category of product and services were as follows (in millions):

	Thirteen Weeks Ended
	April 30,	% of	April 29,	% of
	2013	Total	2014	Total
Conventional mattresses	$121.6	44.0%	$163.7	49.1%
Specialty mattresses	129.8	47.0%	136.3	40.9%
Furniture and accessories	19.2	7.0%	27.0	8.1%
Total product sales	270.6	98.0%	327.0	98.1%
Delivery service revenues	5.4	2.0%	6.5	1.9%
Total net sales	$276.0	100.0%	$333.5	100.0%

•                  The activity with respect to the number of company-operated store units was as follows:

Thirteen Weeks
Ended
April 29,
2014
Store units, beginning of period	1,225
New stores	56
Acquired stores	92
Closed stores	(8)
Store units, end of period	1,365

•                  Operating cash flows were $7.1 million during the thirteen weeks ended April 29, 2014.

•                  On March 3, 2014, we acquired the leasehold interests, store assets, distribution center assets and related inventories, and assumed certain liabilities of Yotes, a franchisee of ours, relating to the operation of 34 mattress specialty retail stores located in Colorado and Kansas for a total purchase price of approximately $14.1 million, including working capital adjustments, subject to customary post-closing adjustments.

•                  On March 3, 2014, we acquired the Virginia leasehold interests and store assets, and assumed certain liabilities, of Southern Max, a franchisee of ours, relating to the operations of three mattress specialty retail stores located in Virginia for a total purchase price of approximately $0.5 million, including working capital adjustments, subject to customary post-closing adjustments.

•                  On April 3, 2014, we acquired one hundred percent of the outstanding partnership interests in Sleep Experts, related to the operations of 55 mattress specialty retail stores in Texas under the brand Sleep Experts, for a total purchase price of approximately $67.8 million, including working capital adjustments, subject to customary post-closing adjustments.  The purchase price consisted of cash of $62.8 million (net of $1.6 million of cash acquired), and $3.4 million delivered in the form of 71,619 shares of common stock, par value $0.01 per share, of Mattress Firm Holding Corp. common stock as calculated in accordance with the terms of the purchase agreement.

•                  We funded the cash requirements of the Yotes and Southern Max acquisitions using cash reserves and revolver borrowings. We raised $100 million of incremental term borrowings under the 2012 Senior Credit Facility to fund the cash requirements of the Sleep Experts acquisition and to pay down outstanding revolver borrowings. The new incremental term borrowings mature in January 2016 and are subject to the same interest rate as the existing outstanding incremental borrowings under the 2012 Senior Credit Facility.

•                  Subsequent to the thirteen weeks ended April 29, 2014, on June 4, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Mattress Liquidators, Inc., which operated Mattress King retail stores in Colorado and BedMart retail stores in Arizona. The acquisition for an aggregate purchase price of approximately $35 million, subject to customary adjustments, relates to the operations of approximately 75 mattress specialty retail stores primarily in Denver, Colorado, Phoenix, Arizona and Tucson, Arizona. The acquisition was funded by cash reserves and revolver borrowings, as well as a $3.5 million seller note, payable in quarterly installments over two years. We currently operate Mattress Firm stores in these markets and intend to rebrand the acquired stores over the second and third fiscal quarters.

•                  At April 29, 2014, there were no outstanding revolver borrowings, $1.6 million outstanding standby letters of credit, and additional borrowing capacity of $98.4 million under the 2012 Senior Credit Facility.

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

Income from operations consists of gross profit from retail operations plus franchise fees and royalty income, minus (i) sales and marketing expenses, (ii) general and administrative expenses, (iii) goodwill and intangible asset impairment charges, and (iv) loss on store closings and impairment of store assets.

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

	Thirteen Weeks Ended
	April 30,	% of	April 29,	% of
	2013	Sales	2014	Sales
Net sales	$275,957	100.0%	$333,502	100.0%
Costs of sales	171,515	62.2%	212,652	63.8%
Gross profit from retail operations	104,442	37.8%	120,850	36.2%
Franchise fees and royalty income	1,249	0.5%	1,186	0.4%
	105,691	38.3%	122,036	36.6%
Sales and marketing expenses	63,731	23.1%	75,665	22.7%
General and administrative expenses	19,169	6.9%	30,686	9.2%
Loss on store closings and impairment of store assets	261	0.1%	258	0.1%
Income from operations	22,530	8.2%	15,427	4.6%
Other expense, net	2,847	1.1%	2,816	0.8%
Income before income taxes	19,683	7.1%	12,611	3.8%
Income tax expense	7,674	2.7%	4,891	1.5%
Net income	$12,009	4.4%	$7,720	2.3%

Thirteen Weeks Ended April 29, 2014 Compared to Thirteen Weeks Ended April 30, 2013

Net sales. Net sales increased $57.5 million, or 20.9%, to $333.5 million during the thirteen weeks ended April 29, 2014, compared to $276.0 million during the thirteen weeks ended April 30, 2013, primarily as a result of an increase in the number of stores we operated. The components of the net sales increase (decrease) for the thirteen weeks ended April 29, 2014 as compared to the thirteen weeks ended April 30, 2013 were as follows (in millions):

Increase (Decrease) in Net Sales
Thirteen
Weeks Ended
April 29,
2014
Comparable-store sales	$11.5
New stores	35.4
Acquired stores	15.8
Closed stores	(5.2)
$57.5

The increase in comparable-store net sales represents a 4.3% comparable-store sales increase, which was primarily the result of an increase in unit sales driven by sales initiatives implemented during the second half of fiscal 2013 that encouraged our sales associates to improve sales productivity. The increase in our net sales from new stores was the result of 164 new stores opened at various times during the twelve fiscal periods ended April 29, 2014, including 56 stores opened during the thirteen week period ended April 29, 2014, prior to their inclusion in the comparable-store sales calculation which begins with the thirteenth full fiscal period of operations. The increase in net sales from acquired stores was the result of the acquisitions of five former Mattress People stores in November 2013, 39 stores formerly operated by Perfect Mattress in December 2013, two former Mattress Expo stores in December 2013, 34 stores formerly operated by Yotes in March 2014, three stores formerly operated by Southern Max in March 2014 and 55 Sleep Experts stores in April 2014. We closed 33 stores during the twelve fiscal periods ended April 29, 2014, including 8 stores during the thirteen week period ended April 29, 2014. We operated 1,365 stores at April 29, 2014, compared with 1,096 stores at April 30, 2013.

Cost of sales.  Cost of sales increased $41.1 million, or 24.0%, to $212.6 million during the thirteen weeks ended April 29, 2014, compared to $171.5 million during the thirteen weeks ended April 30, 2013. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales increased to 63.8% during the thirteen weeks ended April 29, 2014, as compared to 62.2% for the comparable prior year period.

Product costs increased by $23.1 million, or 22.5%, to $125.9 million during the thirteen weeks ended April 29, 2014, compared with $102.8 million during the thirteen weeks ended April 30, 2013. The increase in the amount of product costs is primarily the result of the corresponding increase in net sales. Product costs as a percentage of net sales increased to 37.8% during the thirteen weeks ended April 29, 2014 from 37.2% during the thirteen weeks ended April 30, 2013. The increase in product costs as a percentage of net sales is largely the result of the significant product close-outs that occurred during the first quarter.

Store and warehouse occupancy costs, consisting primarily of lease related costs of rented facilities, increased $9.0 million, or 22.0%, to $49.9 million during the thirteen weeks ended April 29, 2014, compared to $40.9 million for the corresponding prior year period. The increase in the amount of store and warehouse occupancy costs during the thirteen weeks ended April 29, 2014 was mainly attributable to the increase in the number of stores we operated and the warehouse operations in a number of new markets opened or acquired. Store and warehouse occupancy costs as a percentage of net sales increased to 15.0% during the thirteen weeks ended April 29, 2014, compared to 14.8% during the thirteen weeks ended April 30, 2013. The increase in store and warehouse occupancy costs as a percentage of net sales during the thirteen weeks ended April 29, 2014 was primarily attributable to our entrance into new markets that resulted in less scale and cost leverage relative to established markets and an increase in the store occupancy costs for new stores, partially offset by leverage generated from comparable-store sales growth in our established markets. Store and warehouse occupancy costs for the thirteen weeks ended April 29, 2014 and April 30, 2013 included $0.1 million and $0.2 million, respectively, of acquisition-related costs related to duplicative costs attributable to certain warehouse facilities that will be consolidated in the future.

Depreciation expense related to leasehold improvements and other fixed assets used in stores and warehouse operations increased $2.1 million, or 39.5%, to $7.5 million, during the thirteen weeks ended April 29, 2014, compared to $5.4 million during the thirteen weeks ended April 30, 2013. The increase in expense was primarily attributable to the increase in the number of stores we operated during the thirteen weeks ended April 29, 2014, as compared with the comparable prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $6.9 million, or 30.6%, to $29.3 million during the thirteen weeks ended April 29, 2014, compared to $22.4 million during the thirteen weeks ended April 30, 2013, primarily as a result of the increase in net sales and in the increased number of stores we operated during the thirteen weeks ended April 29, 2014, as compared with the corresponding prior year period.

Gross profit from retail operations.  As a result of the above, gross profit from retail operations increased $16.4 million, or 15.8%, to $120.8 million during the thirteen weeks ended April 29, 2014, compared with $104.4 million during the thirteen weeks ended April 30, 2013. Gross profit from retail operations as a percentage of net sales decreased to 36.2% during the thirteen weeks ended April 29, 2014, as compared to 37.8% during the thirteen weeks ended April 30, 2013, for the reasons discussed above.

Franchise fees and royalty income.  Franchise fees and royalty income remained flat at $1.2 million for the thirteen weeks ended April 29, 2014 as compared to the corresponding prior year period.

Sales and marketing expenses.  Sales and marketing expenses increased $11.9 million, or 18.7%, to $75.7 million during the thirteen weeks ended April 29, 2014, compared to $63.7 million during the thirteen weeks ended April 30, 2013. Sales and marketing expenses as a percentage of net sales decreased to 22.7% during the thirteen weeks ended April 29, 2014, compared to 23.1% during the thirteen weeks ended April 30, 2013. The components of sales and marketing expenses are explained below.

Advertising expense increased $3.2 million, or 14.9%, to $24.5 million during the thirteen weeks ended April 29, 2014, from $21.3 million during the thirteen weeks ended April 30, 2013. The increase in the amount of advertising spend was targeted toward enhancing our market share in many of our established markets and, to a lesser extent, our expansion into new markets.  Advertising expense as a percentage of net sales decreased to 7.3% during the thirteen weeks ended April 29, 2014, compared to 7.7% during the thirteen weeks ended April 30, 2013. We receive funds from time to time from certain vendors for the advertisement of their products, and we recognize these funds as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $2.9 million during the thirteen weeks ended April 29, 2014, compared with $1.5 million during the thirteen weeks ended April 30, 2013.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, but also including costs incurred to accept payments from our customers, such as credit card and third party finance fees, increased $8.8 million, or 20.7%, to

$51.1 million during the thirteen weeks ended April 29, 2014, compared to $42.4 million during the thirteen weeks ended April 30, 2013, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales remained flat at 15.3% during both the thirteen weeks ended April 29, 2014, and the thirteen weeks ended April 30, 2013.

General and administrative expenses.  General and administrative expenses increased $11.5 million, or 60.1%, to $30.7 million for the thirteen weeks ended April 29, 2014, compared to $19.2 million for the thirteen weeks ended April 30, 2013. The increase in general and administrative expenses was primarily a result of our growth, including a $5.8 million increase in wages, benefits and stock-based compensation resulting from employee additions to our corporate office, a $2.6 million increase in acquisition-related costs and a $3.1 million increase in various other general and administrative expense categories. General and administrative expenses as a percentage of net sales increased to 9.2% during the thirteen weeks ended April 29, 2014, compared to 6.9% for the comparable prior year period. The increase in general and administrative expenses as a percentage of net sales is primarily due to the increase in acquisition-related costs noted above, an increase in cost of administrative labor as a percentage of net sales and increases in various other areas.  General and administrative expenses for the thirteen weeks ended April 29, 2014 and April 30, 2013 included $4.6 million and $1.1 million, respectively, of primarily acquisition-related costs and ERP implementation training costs. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

Loss on store closings and impairment of store assets.  Loss on store closings and impairment of store assets remained flat at $0.3 million during both the thirteen weeks ended April 29, 2014 and April 30, 2013.

Other expense, net.  Other expense, net, for both periods consisted primarily of interest expense. Interest expense remained flat at $2.8 million during both the thirteen weeks ended April 29, 2014 and April 30, 2013.

Income tax expense.  We recognized $4.9 million of income tax expense during the thirteen weeks ended April 29, 2014, compared to $7.7 million of income tax expense during the thirteen weeks ended April 30, 2013. The effective tax rate was 38.8% during the thirteen weeks ended April 29, 2014, compared to 39.0% during the thirteen weeks ended April 30, 2013.

Our estimated full year effective tax rate for Fiscal 2014 is 38.7%, which is above the federal statutory rate of 35.0% primarily due to state income taxes.

Net income.  As a result of the above, our net income was $7.7 million during the thirteen weeks ended April 29, 2014 compared to $12.0 million during the thirteen weeks ended April 30, 2013.

Off-Balance Sheet Arrangements

Except for a guarantee of approximately $0.8 million in future lease commitments that we have provided with respect to one real estate lease of a franchisee, we do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

The following table summarizes the principal elements of our cash flows (in thousands):

	Thirteen Weeks Ended
	April 30,	April 29,
	2013	2014
Total cash provided by (used in):
Operating activities	$15,963	$7,128
Investing activities	(14,377)	(96,684)
Financing activities	(14,497)	78,328
Net decrease in cash and cash equivalents	(12,911)	(11,228)
Cash and cash equivalents, beginning of period	14,556	22,878
Cash and cash equivalents, end of period	$1,645	$11,650

Operating cash flows.  Net cash provided by operating activities was $7.1 million for the thirteen weeks ended April 29, 2014, compared to $16.0 million for the thirteen weeks ended April 30, 2013. The $8.9 million decrease in cash flows from operating activities as compared to the prior year period was primarily due to a $4.3 million decline in net income and changes in operating assets and liabilities related to normal fluctuations in the timing of cash collections and cash requirements and the exclusion of the changes in noncash items included in net income, which resulted in an incremental use of operating cash flows of $4.6 million.

Investing cash flows.  Net cash used in investing activities was $96.7 million for the thirteen weeks ended April 29, 2014, compared to net cash used of $14.4 million for the thirteen weeks ended April 30, 2013.  The $82.3 million increase was primarily due to a $77.4 million increase in cash used for acquisitions during the thirteen weeks ended April 29, 2014.  In addition, capital expenditures increased $4.9 million primarily due to new store openings. We opened 56 new stores during the thirteen weeks ended April 29, 2014, compared to 46 new stores in the thirteen weeks ended April 30, 2013.

Financing cash flows.  Net cash provided by financing activities was $78.3 million for the thirteen weeks ended April 29, 2014, compared to net cash used of $14.5 million for the thirteen weeks ended April 30, 2013. The $92.8 million increase in cash provided by financing activities was primarily the result of net increased borrowings under the 2012 Senior Credit Facility of $93.1 million and a $0.1 million increase of cash provided by the excess tax benefits associated with stock-based awards, partially offset by a reduction of $0.4 million of cash provided by the exercise of common stock options.

Covenant Compliance

The 2012 Senior Credit Facility requires us to comply on a quarterly basis with financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  These financial covenants are measured using, among other things, Adjusted EBITDA of Mattress Holding Corp. and its subsidiaries, as adjusted to include pro forma results of acquisitions.

At April 29, 2014, there were no outstanding revolver borrowings under the 2012 Senior Credit Facility. There were standby letters of credit outstanding in the amount of $1.6 million and additional borrowing capacity of $98.4 million.

For more information about the restrictive covenants imposed on us by the 2012 Senior Credit Facility, please see “Risk Factors” in our Fiscal 2013 Annual Report.

We were in compliance with all of the financial covenants required under the 2012 Senior Credit Facility as of April 29, 2014. We believe that we will be able to maintain compliance with the various covenants required under our debt facilities for the next twelve months without amending the credit facility or requesting waivers from the lenders that are party to the agreement.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplemental measure. The following table contains a reconciliation of our net income determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	Thirteen Weeks Ended
	April 30,	April 29,
	2013	2014
Net income	$12,009	$7,720
Income tax expense	7,674	4,891
Interest expense, net	2,847	2,816
Depreciation and amortization	6,210	8,692
Intangible assets and other amortization	541	763
EBITDA	29,281	24,882
Loss on store closings and impairment of store assets	261	258
Stock-based compensation	887	1,358
Vendor new store funds(a)	887	(97)
Acquisition-related expenses(b)	326	2,564
Other(c)	581	1,786
Adjusted EBITDA	$32,223	$30,751

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

(c)                                  Consists of various items that management excludes in reviewing the results of operations, including $0.7 million and $1.3 million of ERP system implementation costs incurred during the thirteen weeks ended April 30, 2013 and April 29, 2014, respectively.

Reconciliation of Reported (U.S. GAAP) to Adjusted Statements of Operations Data

(In thousands, except share and per share amounts)

The following table provides a reconciliation of our “As Adjusted” statements of operations data for the thirteen weeks ended April 30, 2013 and April 29, 2014 with the most directly comparable financial measures in our “As Reported”, or U.S. GAAP, statements of operations data. Our “As Adjusted” data is considered a non-U.S. GAAP financial measure and is not in accordance with, or preferable to, “As Reported,” or U.S. GAAP, financial data. However, we are providing this information as we believe it may enhance year-over-year comparisons for investors and financial analysts.

	Thirteen Weeks Ended
	April 30, 2013					April 29, 2014
	Income	Income		Diluted		Income	Income		Diluted
	From	Before	Net	Weighted	Diluted	From	Before	Net	Weighted	Diluted
	Operations	In-come Taxes	Income	Shares	EPS*	Operations	In-come Taxes	Income	Shares	EPS*
As Reported	$22,530	$19,683	$12,009	33,952,684	$0.35	$15,427	$12,611	$7,720	34,393,433	$0.22
% of sales	8.2%	7.1%	4.4%			4.6%	3.8%	2.3%
Acquisition-related costs (1)	326	326	201	—	0.01	3,010	3,010	1,845	—	0.05
ERP system implementation costs (2)	951	951	584	—	0.02	1,351	1,351	828	—	0.02
Other expenses (3)	—	—	—	—	—	197	197	121	—	0.00
Total adjustments	1,277	1,277	785	—	0.03	4,558	4,558	2,794	—	0.08
As Adjusted	$23,807	$20,960	$12,794	33,952,684	$0.38	$19,985	$17,169	$10,514	34,393,433	$0.31
% of sales	8.6%	7.6%	4.6%			6.0%	5.1%	3.2%

*                                           Due to rounding to the nearest cent per diluted share, totals may not equal the sum of the line items in the table above.

(1)             Acquisition-related costs, which are included in the “As Reported” results of operations, consist of the acquisition-related costs as defined under U.S. GAAP, including advisory, legal, accounting, valuation, and other professional or consulting fees and, in addition, costs of integrating store and warehouse operations and corporate functions that are not expected to recur as acquisitions are absorbed. On May 2, 2012, we acquired all of the equity interests of MGHC Holding Corporation (“Mattress Giant”), including 181 mattress specialty retail stores. On September 25, 2012, we acquired the assets and operations of Mattress XPress, Inc. and Mattress XPress of Georgia, Inc. (collectively, “Mattress X-Press”), including 34 mattress specialty retail stores. On December 11, 2012, we acquired the assets and operations of Factory Mattress & Water Bed Outlet of Charlotte, Inc. (“Mattress Source”), including 27 mattress specialty retail stores. On June 14, 2013, we acquired the assets and operations of Olejo, Inc., an online retailer primarily focused on mattresses and bedding-related products. On November 13, 2013, we acquired the equity interests of NE Mattress People, LLC (“Mattress People”), including five mattress specialty retail stores. On December 10, 2013, we acquired the assets and operations of Perfect Mattress of Wisconsin, LLC (“Perfect Mattress”), including 39 mattress specialty retail stores. On December 31, 2013, we acquired the assets and operations of two mattress specialty retail stores in Houston, Texas (“Mattress Expo”). On March 3, 2014, we acquired the assets and operations of  Yotes, Inc. (“Yotes”), including 34 mattress specialty retail stores. On March 3, 2014, we acquired the Virginia assets and operations of Southern Max LLC (“Southern Max”), including three mattress specialty retail stores. On April 3, 2014, we acquired the outstanding partnership interests in Sleep Experts Partners, L.P. (“Sleep Experts”), including 55 mattress specialty retail stores. Acquisition-related costs, consisting of direct transaction costs and integration costs are included in the results of operations as incurred. We incurred approximately $0.3 million and $3.0 million of acquisition-related costs during the thirteen weeks ended April 30, 2013 and April 29, 2014, respectively.

(2)             Reflects implementation costs included in the results of operations as incurred, consisting primarily of training-related costs, related to the roll-out of the Microsoft Dynamics AX for Retail ERP system. During the thirteen weeks ended April 30, 2013 and April 29, 2014, we incurred approximately $1.0 million and $1.4 million, respectively, of ERP system implementation costs.

(3)             Reflects $0.2 million in expensed legal fees relating to our February 2014 debt amendment and extension recorded in the thirteen weeks ended April 29, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the interest rate risk and inflation risk discussed in “— Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the Fiscal 2013 Annual Report.

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

Changes in Internal Control

During the thirteen weeks ended April 29, 2014, there were no changes in the Company’s internal controls over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II.
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 3, 2014, the Company issued 71,619 shares of common stock, par value $0.01 per share, of the Company to Sleep Xperts, Inc. in exchange for the 1.2469% partnership interest held by Sleep Xperts, Inc. in Sleep Experts Partners, L.P. pursuant to the terms of the Purchase and Sale Agreement dated March 7, 2014, among Sleep Xperts, Inc., Christopher T. Cook, Mattress Firm, Inc. and Cowboys Acquisition LLC. The issuance and exchange of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. See Note 2 to the Company’s Unaudited Condensed Consolidated Financial Statements filed herewith for more information regarding this acquisition.

Item 6. Exhibits.

(a) Exhibits: Reference is made to the Exhibit List filed as a part of this report beginning on page E-1. Each of such exhibits is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTRESS FIRM HOLDING CORP.

Date: June 9, 2014	By:	/s/ R. Stephen Stagner
R. Stephen Stagner
President and Chief Executive Officer (principal executive officer)

Date: June 9, 2014	By:	/s/ Jim R. Black
Jim R. Black
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: June 9, 2014	By:	/s/ Cathy Hauslein
Cathy Hauslein
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