Form 10-Q
period 2014-07-29
MATTRESS FIRM HOLDING CORP.
filed 2014-09-05
CIK 1419852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 29, 2014

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

As of September 3, 2014, 34,178,408 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

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

Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	a reduction in discretionary spending by consumers;

•	our ability to profitably open and operate new stores;

•	our intent to aggressively open additional stores in our existing markets;

•	our relationship with certain mattress manufacturers as our primary suppliers;

•	our dependence on a few key employees;

•	the possible impairment of our goodwill or other acquired intangible assets;

•	the effect of our planned growth and the integration of our acquisitions on our business infrastructure;

•	the impact of seasonality on our financial results and comparable-store sales;

•	fluctuations in our comparable-store sales from quarter to quarter;

•	our ability to raise adequate capital to support our expansion strategy;

•	our future expansion into new, unfamiliar markets;

•	our success in pursuing strategic acquisitions;

•	the effectiveness and efficiency of our advertising expenditures;

•	our success in keeping warranty claims and comfort exchange return rates within acceptable levels;

•	our ability to deliver our products in a timely manner;

•	our status as a holding company with no business operations;

•	our ability to anticipate consumer trends;

•	heightened competition;

•	changes in applicable regulations;

•	risks related to our franchises, including our lack of control over their operations, their ability to finance and open new stores and our liabilities if they default on note or lease obligations;

•	risks related to our stock; and

•	other factors discussed in “Item 1A. Risk Factors” of Part I of the Fiscal 2013 Annual Report, elsewhere in this report and in our other filings with the SEC.

MATTRESS FIRM HOLDING CORP.

		Page
PART I. FINANCIAL INFORMATION		4

Item 1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets as of January 28, 2014 and July 29, 2014	4
	Condensed Consolidated Statements of Operations for the thirteen weeks ended July 30, 2013 and July 29, 2014 and twenty-six weeks ended July 30, 2013 and July 29, 2014	5
	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 30, 2013 and July 29, 2014	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION		33

Item 6.	Exhibits	33
	Signatures	34

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(unaudited)

	January 28,	July 29,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$22,878	$18,143
Accounts receivable, net	20,812	36,469
Inventories	81,507	104,845
Deferred income tax asset	4,729	4,090
Prepaid expenses and other current assets	16,348	27,367
Total current assets	146,274	190,914
Property and equipment, net	174,770	199,831
Intangible assets, net	84,391	91,796
Goodwill	366,647	468,530
Debt issue costs and other, net	12,549	13,765
Total assets	$784,631	$964,836
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$3,621	$8,877
Accounts payable	72,165	100,338
Accrued liabilities	42,435	71,004
Customer deposits	9,318	15,492
Total current liabilities	127,539	195,711
Long-term debt, net of current maturities	217,587	292,983
Deferred income tax liability	37,921	37,563
Other noncurrent liabilities	73,092	79,242
Total liabilities	456,139	605,499

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.01 par value; 120,000,000 shares authorized; 34,002,981 and 33,990,381 shares issued and outstanding at January 28, 2014; and 34,183,133 and 34,170,533 shares issued and outstanding at July 29, 2014, respectively	340	342
Additional paid-in capital	373,153	381,977
Accumulated deficit	(45,001)	(22,982)
Total stockholders’ equity	328,492	359,337
Total liabilities and stockholders’ equity	$784,631	$964,836

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 29,	July 30,	July 29,
	2013	2014	2013	2014

Net sales	$302,541	$409,951	$578,498	$743,453
Cost of sales	182,096	246,547	353,611	459,199
Gross profit from retail operations	120,445	163,404	224,887	284,254
Franchise fees and royalty income	1,438	1,092	2,687	2,278
Total gross profit	121,883	164,496	227,574	286,532
Operating expenses:
Sales and marketing expenses	75,768	99,998	139,499	175,663
General and administrative expenses	19,749	36,888	38,918	67,574
Loss on store closings and impairment of store assets	483	648	744	906
Total operating expenses	96,000	137,534	179,161	244,143
Income from operations	25,883	26,962	48,413	42,389
Other expense:
Interest expense, net	2,795	3,469	5,642	6,285
Income before income taxes	23,088	23,493	42,771	36,104
Income tax expense	8,965	9,194	16,639	14,085
Net income	$14,123	$14,299	$26,132	$22,019

Basic net income per common share	$0.42	$0.42	$0.77	$0.65
Diluted net income per common share	$0.41	$0.41	$0.77	$0.64

Basic weighted average shares outstanding	33,853,733	34,135,060	33,832,928	34,081,500
Diluted weighted average shares outstanding	34,149,640	34,523,620	34,076,567	34,464,038

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Twenty-Six Weeks Ended
	July 30,	July 29,
	2013	2014
Cash flows from operating activities:
Net income	$26,132	$22,019
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	13,441	18,201
Loan fee and other amortization	1,050	2,239
Deferred income tax expense	1,842	1,711
Stock-based compensation	1,854	2,556
Loss on store closings and impairment of store assets	744	906
Construction allowances from landlords	2,765	2,988
Excess tax benefits associated with stock-based awards	(230)	(761)
Effects of changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	1,475	(14,136)
Inventories	(14,699)	(14,784)
Prepaid expenses and other current assets	(1,268)	(9,497)
Other assets	(2,074)	(1,730)
Accounts payable	2,130	19,473
Accrued liabilities	1,049	24,557
Customer deposits	3,181	4,943
Other noncurrent liabilities	3,272	(416)
Net cash provided by operating activities	40,664	58,269
Cash flows from investing activities:
Purchases of property and equipment	(27,886)	(34,658)
Business acquisitions, net of cash acquired	(2,042)	(106,908)
Net cash used in investing activities	(29,928)	(141,566)
Cash flows from financing activities:
Proceeds from issuance of debt	25,000	169,000
Principal payments of debt	(45,424)	(93,268)
Proceeds from exercise of common stock options	1,272	2,069
Excess tax benefits associated with stock-based awards	230	761
Net cash (used in) provided by financing activities	(18,922)	78,562
Net decrease in cash and cash equivalents	(8,186)	(4,735)
Cash and cash equivalents, beginning of period	14,556	22,878
Cash and cash equivalents, end of period	$6,370	$18,143
Cash paid for:
Interest	$5,641	$6,620
Income taxes	$11,637	$2,175
Supplemental disclosure of noncash investing activity:
Capital expenditures included in accounts payable and accruals at end of period	$3,823	$5,929

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Business and Basis of Presentation

Mattress Firm Holding Corp., through its direct and indirect subsidiaries, is engaged in the retail sale of mattresses and bedding-related products in various metropolitan markets in the United States through company-operated and franchisee-owned mattress specialty stores that operate primarily under the name Mattress Firm. Mattress Firm Holding Corp. and its subsidiaries are referred to collectively as the “Company” or “Mattress Firm.”

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”), and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of July 29, 2014, and the results of operations and cash flows for the periods presented. The Company’s historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

The Company’s fiscal year consists of 52 or 53 weeks ending on the Tuesday closest to January 31. The fiscal year ended January 28, 2014 (“Fiscal 2013”) consisted of 52 weeks. The fiscal year ending February 3, 2015 (“Fiscal 2014”) consists of 53 weeks.

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

2. Acquisitions

The Company completed a number of acquisitions of the equity interests or operating assets of specialty mattress retailers during the first six months of fiscal 2014. These acquisitions: (i) increase the Company’s store locations and market share in markets in which the Company currently operates, which generally results in expense synergies and improved leverage over market-level costs, such as advertising and warehousing, or (ii) provide an efficient way to enter new markets in which the Company did not previously operate and which provide a platform for further growth. Results of operations of the acquired businesses are included in the Company’s results of operations from the respective effective dates of the acquisitions.

Effective March 3, 2014, the Company acquired certain leasehold interests, store assets, distribution center assets and related inventories, and assumed certain liabilities of Yotes, Inc. (“Yotes”), a franchisee of the Company, relating to the operation of 34 mattress specialty retail stores located in Colorado and Kansas for a total purchase price of approximately $14.3 million, including working capital adjustments, subject to customary post-closing adjustments.

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

Effective April 3, 2014, the Company acquired one hundred percent of the outstanding partnership interests in Sleep Experts Partners, L.P. (“Sleep Experts”), related to the operation of 55 mattress specialty retail stores in Texas under the brand Sleep Experts, for a total purchase price of approximately $67.8 million, including working capital adjustments. The initial purchase price consisted of cash of $62.8 million (net of $1.6 million of cash acquired), and $3.4 million delivered in the form of 71,619 shares of common stock, par value $0.01 per share, of Mattress Firm Holding Corp. common stock as calculated in accordance with the terms of the purchase agreement.

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

Effective June 4, 2014, the Company acquired substantially all of the mattress specialty retail assets and operations of Mattress Liquidators, Inc. (“Mattress Liquidators”), which operated Mattress King retail stores in Colorado and BedMart retail stores in Arizona, related to the operation of 67 mattress specialty retail stores, for a total purchase price of approximately $32.9 million, giving effect to certain preliminary adjustments, and is subject to further customary adjustments. The purchase price consisted of cash of $29.4 million funded by cash reserves and revolver borrowings, as well as a $3.5 million seller note, payable in quarterly installments over two years.

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The allocation of the purchase price to the acquired assets and liabilities, based on management’s estimate of their fair values on the acquisition date, is as follows (in thousands):

	Yotes	Southern Max	Sleep Experts	Mattress Liquidators	Total
Cash	$—	$—	$1,637	$5	$1,642
Accounts receivable	504	—	533	181	1,218
Inventories	1,765	54	5,233	1,501	8,553
Prepaid expenses and other current assets	380	—	1,116	28	1,524
Property and equipment	1,275	232	6,743	1,681	9,931
Intangible assets	3,980	—	2,575	1,791	8,346
Goodwill	10,585	174	58,414	32,142	101,315
Deferred income tax asset	—	—	548	187	735
Other assets	143	14	346	283	786
Accounts payable	(3,334)	—	(2,349)	(2,779)	(8,462)
Accrued liabilities	(470)	—	(5,388)	(1,808)	(7,666)
Customer deposits	(391)	—	(651)	(189)	(1,231)
Deferred rent liabilities	(139)	—	(917)	(106)	(1,162)
Deferred income tax liability	(16)	(22)	—	—	(38)
Fair value of assets and liabilities acquired	14,282	452	67,840	32,917	115,491
Reconciliation to cash used in acquisitions:
Seller note issued	—	—	—	(3,500)	(3,500)
Fair value of equity consideration transferred	—	—	(3,441)	—	(3,441)
Cash of acquired businesses	—	—	(1,637)	(5)	(1,642)
Cash used in acquisitions, net of cash acquired	$14,282	$452	$62,762	$29,412	$106,908

The acquisitions resulted in $101.3 million of goodwill based on management’s estimate on the acquisition closing dates, of which $100.3 million will be deductible for income tax purposes over 15 years.

The net sales included in the Company’s condensed consolidated statement of operations derived from the Yotes, Southern Max, Sleep Experts and Mattress Liquidators acquisitions from the respective acquisition dates to July 29, 2014 were $12.8 million, $0.4 million, $24.2 million and $6.1 million, respectively.

Acquisition-related costs for U.S. GAAP purposes are costs the acquirer incurs to effect a business combination, including advisory, legal, accounting, valuation, and other professional or consulting fees. The Company incurred a total of approximately $2.8 million and $4.4 million of acquisition-related costs charged to general and administrative expenses during the thirteen and twenty-six weeks ended July 29, 2014. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an additional discussion of acquisition-related costs.

The following table presents the selected consolidated financial information of the Company on a pro forma basis, assuming the acquisitions described above had occurred as of January 28, 2014.  The historical financial information has been adjusted to give effect to the pro forma items that are directly attributable to the acquisition and are expected to have a continuing impact on the consolidated results.

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The unaudited financial information set forth below has been compiled from the historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended July 29, 2014			Twenty-Six Weeks Ended July 29, 2014
	As Reported	Pro Forma Adjustments	Pro Forma	As Reported	Pro Forma Adjustments	Pro Forma
Net sales	$409,951	$5,628	$415,579	$743,453	$38,882	$782,335
Net income	14,299	84	14,383	22,019	402	22,421
Diluted net income per common share	$0.41	$0.01	$0.42	$0.64	$0.01	$0.65

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The Company’s goodwill is primarily related to the increase in the Company’s store locations and market share with expectations of expense synergies and leverage over costs, such as advertising and warehousing.  The measurement periods for purchase price allocations end as soon as information on the facts and circumstances become available, but do not exceed 12 months.  Adjustments in purchase price allocations may require a recasting of the amounts allocated to goodwill.

The Company is continuing to evaluate the fair values of the assets and liabilities acquired, and as a result, adjustments to the values presented above may be modified over the next several quarters. In the thirteen weeks ended April 29, 2014, the Company adjusted the deferred tax balance related to the fiscal 2013 acquisition of the assets and operations of Perfect Mattress of Wisconsin, LLC (“Perfect Mattress”) resulting in $0.6 million of additional goodwill. The Company is continuing to evaluate working capital adjustments, related to the Mattress Liquidators acquisition, which may impact the values presented above.

A summary of the changes in the carrying amounts of goodwill for the twenty-six weeks ended July 29, 2014 is as follows (in thousands):

Balance at January 28, 2014	$366,647
Prior year business acquisition adjustment	568
Current period business acquisitions	101,315
Balance at July 29, 2014	$468,530

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

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

	Net Book
	Value as of
	January 28,	Fair Value Measurements			Fiscal 2013
	2014	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan	$1,353	$—	$1,353	$—	$—
Property and equipment requiring impairment review	321	—	—	321	464

	Net Book
	Value as of
	July 29,	Fair Value Measurements			Fiscal 2014
	2014	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan	$1,159	$—	$1,159	$—	—
Property and equipment requiring impairment review	$597	$—	$—	$597	482

The significant Level 3 unobservable input used in the fair value measurement of the Company’s property and equipment was the weighted average cost of capital (“WACC”). Increases (decreases) in WACC inputs in isolation would result in a lower (higher) fair value measurement.

The following tables are not intended to be all-inclusive, but rather provide a summary of the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 assets in which impairment testing was performed.

Impairment testing performed as of January 28, 2014

		Unobservable
Valuation Technique	Significant Unobservable Inputs	Input Range
Property and Equipment Impairment Testing
Income approach	WACC(1)	13.5%

Impairment testing performed as of July 29, 2014

		Unobservable
Valuation Technique	Significant Unobservable Inputs	Input Range
Property and Equipment Impairment Testing
Income approach	WACC(1)	13.5%

(1)	Weighted Average Cost of Capital

The fair value of the 2012 Senior Credit Facility term loans was estimated based on the ask and bid prices quoted from an external source. The carrying values of the 2012 Senior Credit Facility term loans  other debt instruments at fixed rates are not materially different than their face value.

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

4. Notes Payable and Long-term Debt

Notes payable and long-term debt consists of the following (in thousands):

	January 28,	July 29,
	2014	2014
2012 Senior Credit Facility - term loans	$198,098	$296,795
2012 Senior Credit Facility - revolver borrowings	21,000	—
Equipment financing and other notes payable	2,110	5,065
Total long-term debt	221,208	301,860
Current maturities of long-term debt	3,621	8,877
Long-term debt, net of current maturities	$217,587	$292,983

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

On February 27, 2014, the Company entered into an amendment of the 2012 Senior Credit Facility. The amendment, among other things, (a) extended the maturity date of the revolving loan by one year to January 2016, (b) increased the incremental term loan facility by $150 million to $200 million, which allowed for a total term loan facility of $400 million, (c) increased the maximum amount the borrower and its subsidiary guarantors may spend in respect of acquisitions, on a per acquisition basis, from $50 million to $75 million, and (d) increased the maximum amount the borrower and its subsidiary guarantors may spend in respect of acquisitions, on an aggregate basis, from $200 million to $350 million. The Company incurred fees in connection with the amendment of approximately $0.6 million, of which $0.2 million was expensed in the thirteen weeks ended April 29, 2014 and $0.4 million was capitalized and will be amortized over the term of the loan facility.

Borrowings under the 2012 Senior Credit Facility bear interest at a rate equal to an applicable margin plus, at the Company’s operation, either (i) a base rate determined by reference to the highest of (a) the corporate base rate of interest established by the administrative agent and (b) the federal funds effective rate from time to time plus 0.50%, or (ii) the period relevant to such borrowing adjusted for certain additional costs. The applicable margin percentages for extended term loans are 2.50% for base rate loans and 3.50% for LIBOR loans. The applicable margin percentages for revolving loans are 2.50% for base rate loans and 3.50% for LIBOR loans. The weighted average interest rate applicable to outstanding borrowings under the 2012 Senior Credit Facility was 3.8% for both the twenty-six weeks ended July 30, 2013 and July 29, 2014.

Outstanding term borrowings under the 2012 Senior Credit Facility are payable in quarterly principal installments of $0.8 million in fiscal 2014 and fiscal 2015. Accrued interest on outstanding borrowings is payable from time to time and no less frequently than quarterly.

The revolving credit facility portion of the 2012 Senior Credit Facility provides Mattress Holding Corp. with up to $100.0 million in outstanding revolving borrowings, with up to $15.0 million of that amount available for the issuance of letters of credit. Outstanding revolving borrowings were $21.0 million and none at January 28, 2014 and July 29, 2014, respectively. Outstanding letters of credit on the revolving facility were $1.6 million at July 29, 2014, resulting in $98.4 million of availability for revolving borrowings and up to $13.4 million of that amount available for the issuance of letters of credit.

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The 2012 Senior Credit Facility, subject to certain exceptions, is guaranteed by Mattress Holding Corp.’s immediate parent entity, Mattress Holdco, Inc., and by each of the existing and future subsidiaries of Mattress Holding Corp. All obligations under the 2012 Senior Credit Facility, and the guarantees of those obligations, are secured by substantially all of the existing and future property and assets of Mattress Holding Corp. and the subsidiary guarantors under the 2012 Senior Credit Facility, and by a pledge of Mattress Holding Corp.’s capital stock and the capital stock of each of its subsidiary guarantors. Mattress Holding Corp. is subject to certain financial covenants under the agreement principally consisting of maximum debt leverage and minimum interest coverage ratios. Subject to certain restrictions, Mattress Holding Corp. has the ability to exercise equity cure rights, which allow the inclusion of capital contributions received from the Company in the results of operations for the purpose of measuring the maximum debt leverage and minimum interest coverage ratios. In addition, the 2012 Senior Credit Facility places limits on the amounts of annual capital expenditures and contains restrictions on certain transactions with affiliates; prepaying subordinated debt; incurring indebtedness and liens; declaring dividends or redeeming or repurchasing capital stock; making loans and investments; and engaging in mergers, acquisitions, consolidations and asset sales. Mattress Holding Corp. was in compliance with all financial covenants at July 29, 2014.

Equipment Financing and Other Short-Term Notes Payable—A subsidiary of the Company has an outstanding note payable related to the purchase of mattress specialty retail stores formerly operated by our franchisee, Perfect Mattress, in the aggregate principal amount of $1.0 million that bears interest at 7.75% with quarterly principal and interest payments through fiscal 2014. A subsidiary of the Company has an outstanding note payable related to the purchase of mattress specialty retail stores formerly operated by Mattress Liquidators, in the aggregate principal amount of $3.4 million that bears interest at 6.00% with quarterly principal and interest payments through fiscal 2016.

A subsidiary of the Company has financed property and casualty insurance premiums payable in the amount of $0.7 million payable in fiscal 2014.

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

The Company recognized $14.1 million of income tax expense for the twenty-six weeks ended July 29, 2014, compared to $16.6 million of income tax expense for the twenty-six weeks ended July 30, 2013. The effective tax rate was 39.0% for the twenty-six weeks ended July 29, 2014, compared to 38.9% for the twenty-six weeks ended July 30, 2013. The effective tax rate of 39.0% for the current period differs from the federal statutory rate of 35.0% primarily due to state income taxes.

The Company and its subsidiaries are included in a consolidated income tax return in the U.S. federal jurisdiction and file separate income tax returns in several states. As of July 29, 2014, open tax years in federal and some state jurisdictions date back to October 2002 due to the taxing authorities’ ability to adjust operating loss carryforwards.

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

The Company has established a cumulative liability for unrecognized tax benefits of $0.4 million as of July 29, 2014 and January 28, 2014. Management does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next twelve months. Management accrued less than $0.1 million of interest on these unrecognized tax benefits as of July 29, 2014.

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per share calculations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 29,	July 30,	July 29,
	2013	2014	2013	2014
Basic weighted average shares outstanding	33,853,733	34,135,060	33,832,928	34,081,500
Effect of dilutive securities:
Stock options	248,451	321,740	206,826	321,054
Restricted shares	47,456	66,820	36,813	61,484
Diluted weighted average shares outstanding	34,149,640	34,523,620	34,076,567	34,464,038

Diluted net income per common share for the thirteen and twenty-six weeks ended July 29, 2014, excludes stock options for the purchase of 117,337 and 120,837 shares of common stock, respectively, as their inclusion would be anti-dilutive. Diluted net income per common share for the thirteen and twenty-six weeks ended July 30, 2013, excludes stock options for the purchase of 232,004 shares of common stock as their inclusion would be anti-dilutive.

Certain stock option and restricted stock awards contain vesting conditions based on specified stock price targets for the Company’s common stock as measured at each of the annual vesting dates (“market-based awards”). The Company includes such market-based awards in the determination of dilutive weighted average shares outstanding under the treasury stock method when, as of the date of determination, the specified stock price targets are met and the common stock shares pursuant to those awards become contingently issuable. Accordingly, the determination of diluted weighted average shares outstanding excludes, as of the date of determination, stock options for the purchase of 13,276 and 141,687 shares of common stock for the thirteen and twenty-six weeks ended July 29, 2014 and July 30, 2013, respectively, and excludes 48,990 shares of non-vested restricted stock for the thirteen and twenty-six weeks ended July 29, 2014.

7. Commitments and Contingencies

The Company conducts the majority of its operations from leased store and warehouse facilities pursuant to non-cancellable operating lease agreements with initial terms general ranging from 1 to 15 years. Certain leases include renewal options generally ranging from one to five years and contain certain rent escalation clauses. Most leases require the Company to pay its proportionate share of the property tax, insurance and maintenance expenses of the property. Certain leases provide for contingent rentals based on sales volume: however, incremental rent expense resulting from such arrangements are accrued for those stores expected to surpass the sales threshold subject to their respective lease agreements.

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

8. Stock-Based Compensation

2011 Omnibus Incentive Plan—On November 3, 2011, the Company’s board of directors and shareholders adopted the Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan to provide for the grant of equity-based awards to Company

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

employees, directors and other service providers. A total of 4,206,000 shares of the Company’s common stock were reserved for grants under the 2011 Omnibus Incentive Plan. There were 2,568,039 shares available for future grants under the stock incentive plan as of July 29, 2014.

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

The following table summarizes the stock option grants, exercises, and forfeitures for the twenty-six weeks ended July 29, 2014 (in thousands, except per share amounts):

		Weighted
		Average
	Stock	Exercise Price
	Options	Per Share
Outstanding, as of January 28, 2014	1,291	$23.32
Granted (a)	6	$45.37
Exercised (b)	(95)	$22.58
Forfeited	(144)	$34.32
Outstanding, as of July 29, 2014 (c)	1,058	$22.02
Exercisable, as of July 29, 2014 (d)	298	$20.14

(a)	The weighted average grant date fair value of stock options granted during the twenty-six weeks ended July 29, 2014 was $26.13.

(b)

The aggregate intrinsic value of stock options exercised during the twenty-six weeks ended July 29, 2014 was $2.3 million. The weighted average market price of shares exercised during the twenty-six weeks ended July 29, 2014 was $46.97.

(c)

Stock options outstanding as of July 29, 2014 have a weighted average remaining contractual term of 7.42 years and an aggregate intrinsic value of $27.3 million based on the market value of the Company’s common stock on July 29, 2014.

(d)

Stock options exercisable as of July 29, 2014 have a weighted average remaining contractual term of 7.17 years and an aggregate intrinsic value of $8.2 million based on the market value of the Company’s common stock on July 29, 2014.

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Future vesting dates on the stock options range from August 13, 2014 to April 29, 2018, and expiration dates range from November 17, 2021 to April 29, 2024 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of July 29, 2014 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of July 29, 2014 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Time Based
$19.00 - $29.26	470	7.35	$19.55	124	7.33	$19.34
$36.84 - $45.37	108	8.79	$40.60	7	4.39	$36.84
Market Based
$19.00 - $29.26	458	7.19	$19.48	158	7.32	$19.10
$36.84 - $45.37	22	7.00	$36.84	9	4.39	$36.84

The Company accounts for employee stock options under the fair value method of accounting using a Black Scholes methodology to measure time based option fair value at the date of grant and a Monte Carlo Simulation approach to measure market-based option fair value at the date of grant. The fair value of the stock options at the date of grant is recognized as expense over the vesting term, which represents the requisite service period.

The following assumptions were used to calculate the fair value of the Company’s time-based stock options on the date of grant utilizing the Black- Scholes option pricing model:

Twenty‑Six Weeks Ended July 29, 2014
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

For the thirteen and twenty-six weeks ended July 29, 2014, the Company recognized $0.4 million and $1.2 million, respectively, of compensation expense associated with stock option awards in general and administrative expenses in the consolidated statement of operations compared to $0.7 million and $1.2 million for the thirteen and twenty-six weeks ended July 30, 2013, respectively. The Company did not capitalize any equity-based compensation costs related to stock options during the thirteen and twenty-six weeks ended July 29, 2014 and July 30, 2013.

As of July 29, 2014, the Company estimates that a total of approximately $5.7 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 2.33 years for unvested stock option awards issued and outstanding.

Restricted Stock—The Company grants restricted stock to certain employees and to non-employee independent directors. A portion of the restricted stock granted to the Company’s employees is subject to time-based vesting schedules, while the remaining portion of the restricted stock is subject to market-based vesting schedules, with such vesting based on specified stock price targets.

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the restricted stock grants, vesting, and forfeitures for the twenty-six weeks ended July 29, 2014 (in thousands, except per share amounts):

		Weighted
		Average
	Restricted	Fair
	Shares	Value
Outstanding, as of January 28, 2014	249	$29.93
Granted (a)	10	$37.83
Vested (b)	(14)	$32.65
Forfeited	(14)	$24.68
Unvested, as of July 29, 2014	231	$30.44

(a)	The total grant-date fair value of restricted stock awards granted during the period was $0.4 million.
(b)	The total fair value of awards vested during the twenty-six weeks ended July 29, 2014 was $0.6 million.

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

Twenty‑Six Weeks Ended July 29, 2014
Weighted average expected life (in years)	4
Volatility factor	40%
Dividend yield	0%
Risk-free interest rate	1.33%

For the thirteen and twenty-six weeks ended July 29, 2014, the Company recognized $0.8 million and $1.4 million, respectively, of compensation expense associated with restricted stock awards in general and administrative expenses in the condensed consolidated statement of operations compared to $0.3 million and $0.7 million for the thirteen and twenty-six weeks ended July 30, 2013, respectively. The Company did not capitalize any equity-based compensation costs related to restricted stock awards during the thirteen and twenty-six weeks ended July 29, 2014 and July 30, 2013.

As of July 29, 2014, the Company estimates that a total of approximately $5.2 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 2.07 years for unvested restricted stock awards.

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

9. Subsequent Events

On August 18, 2014, the Company entered into an agreement to acquire substantially all of the mattress specialty retail assets and operations of Best Mattress Co., Inc., which operates retail stores in Pennsylvania.  The Company anticipates this transaction will close in the third fiscal quarter of 2014.  The acquisition will add approximately 15 mattress specialty retail stores to the Mattress Firm company-operated store base for an aggregate purchase price of approximately $6.0 million, subject to customary adjustments.  The Company intends to rebrand these acquired stores as Mattress Firm after the transaction closes.

On August 28, 2014, the Company entered into an agreement to acquire substantially all of the mattress specialty retail assets and operations of Back to Bed Inc., M World Mattress LLC, TBE Orlando LLC and MCStores, which collectively operate Back to Bed, Bedding Experts and Mattress Barn retail stores in Illinois, Indiana, Wisconsin and Florida, primarily in the Chicago and Orlando metropolitan areas. The Company anticipates this transaction will close in the third fiscal quarter of 2014.  The acquisition will add approximately 135 mattress specialty retail stores to the Mattress Firm company-operated store base for an aggregate purchase price of approximately $60.0 million, subject to customary adjustments.  The Company intends to rebrand these acquired stores as Mattress Firm after the transaction closes.

On September 3, 2014, the Company entered into an agreement to acquire all of the outstanding equity interests in The Sleep Train, Inc., which operates stores in California, Oregon, Washington, Nevada, Idaho and Hawaii.  The Company anticipates this transaction will close in the fourth quarter of 2014.  The acquisition will add approximately 310 mattress specialty retail stores to the Mattress Firm company-operated store base for an aggregate purchase price of approximately $425.0 million, subject to customary adjustments. Ten percent of the adjusted purchase price is payable in the form of shares of common stock of the Company, having an equivalent aggregate value as calculated in accordance with the purchase agreement. As further consideration, the Company has agreed to assume certain additional liabilities totaling approximately $15 million.

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

In this report, we refer to earnings before interest, taxes, depreciation and amortization and other adjustments (such as goodwill impairment charges, loss on store closings and acquisition expenses), or “Adjusted EBITDA.” Adjusted EBITDA is not a performance measure under accounting principles generally accepted in the United States, or “U.S. GAAP.” See “Adjusted EBITDA to Net Income Reconciliation” on page 30 for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Tuesday closest to January 31. Each fiscal year is described by the period of the calendar year that comprises the majority of the fiscal year period. For example, the fiscal year ending February 3, 2015 is described as “fiscal 2014.” Fiscal 2014 contains 53 weeks.

Executive Summary

Net sales during the thirteen and twenty-six weeks ended July 29, 2014 improved $107.5 million and $165.0 million, respectively, from the comparable prior year levels as a result of the addition of new and acquired store units and an increase in comparable-store sales. We believe that our net sales growth is outpacing our competitors in most of the markets in which we operate and is resulting in increased market share. Key results for the thirteen and twenty-six weeks ended July 29, 2014 include:

•

Net income increased $0.2 million to $14.3 million for the thirteen weeks ended July 29, 2014, compared to $14.1 million for the comparable prior year period. Net income decreased $4.1 million to $22.0 million for the twenty-six weeks ended July 29, 2014, compared to $26.1 million for the comparable prior year period.

•

Income from operations for the thirteen weeks ended July 29, 2014 was $27.0 million. Excluding $11.0 million of acquisition-related expenses, enterprise resource planning (“ERP”) system implementation costs and impairment and severance charges, adjusted income from operations was $38.0 million, and adjusted operating margin during the thirteen weeks ended July 29, 2014 increased 40 basis-points from 8.9% during the thirteen weeks ended July 30, 2013 to 9.3% during the thirteen weeks ended July 29, 2014. This operating margin increase on an adjusted basis (excluding acquisition-related, ERP system implementation costs and impairment and severance charges) is comprised of a ten basis-point increase in gross margin, a 70 basis-point improvement in sales and marketing expense leverage, offset by a 20 basis-point decrease from general and administration expense deleverage, and 20 basis-points of combined operating margin declines in other areas. Income from operations for the twenty-six weeks ended July 29, 2014 was $42.4 million. Excluding $15.6 million of acquisition-related expenses, ERP system implementation costs and impairment and severance charges, adjusted income from operations was $58.0 million, and adjusted operating margin during the twenty-six weeks ended July 29, 2014 decreased 100 basis-points from 8.8% during the twenty-six weeks ended July 30, 2013 to 7.8% during the twenty-six weeks ended July 29, 2014. This operating margin decrease on an adjusted basis (excluding acquisition-related, ERP system implementation costs and impairment and severance charges) is comprised of a 70 basis-point decline in gross margin, a  70 basis-point decrease from general and administration expense deleverage, offset by a 50 basis-point improvement in sales and marketing expense leverage,  and ten basis-points of combined operating margin declines in other areas. Acquisition-related costs for purposes of management’s discussion and analysis, which are included in the results of operations, consist of the acquisition-related costs as defined under U.S. GAAP, including advisory, legal, accounting, valuation, and other professional or consulting fees and, in addition, costs of integrating store and warehouse operations and corporate functions. ERP system implementation costs, which are included in the results of operations, consist primarily of training costs related to the roll-out of the Microsoft Dynamics AX for Retail ERP system. Impairment charges, which are included in results of operations, consist of an impairment of store assets. Severance expense, which is included in the results of operations, resulted from our realignment of our management structure at the beginning of the second fiscal quarter of fiscal 2014. (Adjusted income from operations is not a performance measure under U.S. GAAP. See “Reconciliation of Reported (U.S. GAAP) to Adjusted Statements of Operations Data” on page 32 for a reconciliation of net income as reported to adjusted net income.)

•

Adjusted EBITDA increased $13.2 million to $49.2 million for the thirteen weeks ended July 29, 2014, compared with $36.0 million for the comparable prior year period. Adjusted EBITDA as a percentage of net sales increased to 12.0% during the thirteen weeks ended July 29, 2014, compared with 11.9% for the comparable prior year period. Adjusted EBITDA increased $11.7 million to $79.9 million for the twenty-six weeks ended July 29, 2014, compared with $68.2 million for the comparable prior year period. Adjusted EBITDA as a percentage of net sales decreased to 10.8% during the twenty-six weeks ended July 29, 2014, compared with 11.8% for the comparable prior year period. See “Adjusted EBITDA to Net Income Reconciliation” on page 30 for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

•

Net sales increased $107.5 million, or 35.5%, to $410.0 million for the thirteen weeks ended July 29, 2014, compared to $302.5 million for the comparable prior year period primarily as the result of an increase in the number of stores we operated and an increase in comparable-store sales. Comparable-store sales increased 9.7% during the thirteen weeks ended July 29, 2014. Net sales increased $165.0 million, or 28.5%, to $743.5 million for the twenty-six weeks ended July 29, 2014, compared to $578.5 million for the comparable prior year period primarily as the result of an increase in the number of stores we operated and an increase in comparable-store sales. Comparable-store sales increased 7.1% during the twenty-six weeks ended July 29, 2014.

The components of the net sales increase for the thirteen and twenty-six weeks ended July 29, 2014 as compared to the thirteen and twenty-six weeks ended July 30, 2013 were as follows (in millions):

	Progression in Net Sales
	Thirteen Weeks Ended July 29, 2014	Twenty-Six Weeks Ended July 29, 2014
Net sales for prior year period	$302.5	$578.5
Increase (decrease) in net sales:
Comparable-store sales	28.8	40.3
New stores	40.4	75.8
Acquired stores	43.1	58.9
Closed stores	(4.8)	(10.0)
Increase in net sales, net	107.5	165.0
Net sales for current year period	$410.0	$743.5
% increase	35.5%	28.5%

The components of net sales by major category of product and services were as follows (in millions):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 30,	% of	July 29,	% of	July 30,	% of	July 29,	% of
	2013	Total	2014	Total	2013	Total	2014	Total
Conventional mattresses	$148.5	49.1%	$195.6	47.7%	$270.1	46.7%	$359.3	48.3%
Specialty mattresses	129.2	42.7%	177.5	43.3%	259.0	44.8%	313.8	42.2%
Furniture and accessories	19.1	6.3%	28.7	7.0%	38.3	6.6%	55.7	7.5%
Total product sales	296.8	98.1%	401.8	98.0%	567.4	98.1%	728.8	98.0%
Delivery service revenues	5.7	1.9%	8.2	2.0%	11.1	1.9%	14.7	2.0%
Total net sales	$302.5	100.0%	$410.0	100.0%	$578.5	100.0%	$743.5	100.0%

The activity with respect to the number of company-operated store units was as follows:

	Thirteen Weeks Ended July 29, 2014	Twenty-Six Weeks Ended July 29, 2014
Store units, beginning of period	1,365	1,225
New stores	53	109
Acquired stores	67	159
Closed stores	(5)	(13)
Store units, end of period	1,480	1,480

•Operating cash flows were $51.2 million and $58.3 million during the thirteen and twenty-six weeks ended July 29, 2014.

•On March 3, 2014, we acquired the leasehold interests, store assets, distribution center assets and related inventories, and assumed certain liabilities of Yotes, a franchisee of ours, relating to the operation of 34 mattress specialty retail stores located in Colorado and Kansas for a total purchase price of approximately $14.3 million, including working capital adjustments.

•On March 3, 2014, we acquired the Virginia leasehold interests and store assets, and assumed certain liabilities, of Southern Max, a franchisee of ours, relating to the operations of three mattress specialty retail stores located in Virginia for a total purchase price of approximately $0.5 million, including working capital adjustments.

•On April 3, 2014, we acquired one hundred percent of the outstanding partnership interests in Sleep Experts, related to the operations of 55 mattress specialty retail stores in Texas under the brand Sleep Experts, for a total purchase price of approximately $67.8 million, including working capital adjustments, subject to customary post-closing adjustments.  The purchase price consisted of cash of $62.8 million (net of $1.6 million of cash acquired), and $3.4 million delivered in the form of 71,619 shares of common stock, par value $0.01 per share, of Mattress Firm Holding Corp. common stock as calculated in accordance with the terms of the purchase agreement.

•We funded the cash requirements of the Yotes and Southern Max acquisitions using cash reserves and revolver borrowings. We raised $100 million of incremental term borrowings under the 2012 Senior Credit Facility to fund the cash requirements of the Sleep Experts acquisition and to pay down outstanding revolver borrowings. The new incremental term borrowings mature in January 2016 and are subject to the same interest rate as the existing outstanding incremental borrowings under the 2012 Senior Credit Facility.

•On June 4, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Mattress Liquidators, Inc., which operated Mattress King retail stores in Colorado and BedMart retail stores in Arizona. The acquisition was for an aggregate purchase price of approximately $32.9 million, giving effect to certain preliminary adjustments, and is subject to further customary adjustments, and relates to the operations of approximately 67 mattress specialty retail stores primarily in Denver, Colorado, Phoenix, Arizona and Tucson, Arizona. The purchase price consisted of cash of  $29.4 million funded by cash reserves and revolver borrowings, as well as a $3.5 million seller note, payable in quarterly installments over two years. We currently operate Mattress Firm stores in these markets and intend to complete the rebranding of the acquired stores during the third fiscal quarter.

•

At July 29, 2014, there were no outstanding revolver borrowings, $1.6 million outstanding standby letters of credit, and additional borrowing capacity of $98.4 million under the 2012 Senior Credit Facility.

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

Income from operations consists of gross profit from retail operations plus franchise fees and royalty income, minus (i) sales and marketing expenses, (ii) general and administrative expenses and (iii) loss (gain) on store closings and impairment of store assets.

Other expense, net includes interest income and interest expense.  Interest expense includes interest on outstanding debt, amortization of debt discounts, and amortization of financing costs.

Results of Operations

The following table presents the consolidated historical financial operating data for our business for each period indicated (amounts in thousands). The historical results are not necessarily indicative of results to be expected for any future period.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 30,	% of	July 29,	% of	July 30,	% of	July 29,	% of
	2013	Sales	2014	Sales	2013	Sales	2014	Sales
Net sales	$302,541	100.0%	$409,951	100.0%	$578,498	100.0%	$743,453	100.0%
Costs of sales	182,096	60.2%	246,547	60.1%	353,611	61.1%	459,199	61.8%
Gross profit from retail operations	120,445	39.8%	163,404	39.9%	224,887	38.9%	284,254	38.2%
Franchise fees and royalty income	1,438	0.5%	1,092	0.2%	2,687	0.4%	2,278	0.3%
Total gross profit	121,883	40.3%	164,496	40.1%	227,574	39.3%	286,532	38.5%
Sales and marketing expenses	75,768	25.0%	99,998	24.3%	139,499	24.1%	175,663	23.6%
General and administrative expenses	19,749	6.5%	36,888	9.0%	38,918	6.7%	67,574	9.1%
Loss on store closings and impairment of store assets	483	0.2%	648	0.2%	744	0.1%	906	0.1%
Income from operations	25,883	8.6%	26,962	6.6%	48,413	8.4%	42,389	5.7%
Other expense, net	2,795	1.0%	3,469	0.9%	5,642	1.0%	6,285	0.8%
Income before income taxes	23,088	7.6%	23,493	5.7%	42,771	7.4%	36,104	4.9%
Income tax expense	8,965	2.9%	9,194	2.2%	16,639	2.9%	14,085	1.9%
Net income	$14,123	4.7%	$14,299	3.5%	$26,132	4.5%	$22,019	3.0%

Thirteen Weeks Ended July 29, 2014 Compared to Thirteen Weeks Ended July 30, 2013

Net sales.  Net sales increased $107.5 million, or 35.5%, to $410.0 million during the thirteen weeks ended July 29, 2014, compared to $302.5 million during the thirteen weeks ended July 30, 2013 primarily as a result of an increase in the number of stores we operated and an increase in comparable-store sales. The components of the net sales increase for the thirteen weeks ended July 29, 2014 as compared to the thirteen weeks ended July 30, 2013 were as follows (in millions):

Progression in Net Sales
Thirteen Weeks Ended July 29, 2014
Net sales for prior year period	$302.5
Increase (decrease) in net sales:
Comparable-store sales	28.8
New stores	40.4
Acquired stores	43.1
Closed stores	(4.8)
Increase in net sales, net	107.5
Net sales for current year period	$410.0
% increase	35.5%

Comparable-store net sales increased 9.7%, which was primarily the result of a combination of an increase in unit sales, particularly driven by conventional mattress sales and a focus on keeping stock in the stores, and an increase in average ticket, driven primarily by specialty mattress sales. The increase in our net sales from new stores was the result of 182 new stores opened at various times during the fifty-two week period ended July 29, 2014, including 53 stores opened during the thirteen week period ended July 29, 2014, prior to their inclusion in the comparable-store sales calculation which begins with the thirteenth full fiscal period of operations. The increase in net sales from acquired stores was the result of the acquisitions of five former Mattress People stores in November 2013, 39 stores formerly operated by Perfect Mattress in December 2013, two former Mattress Expo stores in December 2013, 34 stores formerly operated by Yotes in March 2014, three stores formerly operated by Southern Max in March 2014, 55 Sleep Experts stores in April 2014 and 67 Mattress Liquidators, Inc. stores in June 2014. We closed 28 stores during the fifty-two week period ended July 29, 2014, including five stores during the thirteen week period ended July 29, 2014. We operated 1,480 stores at July 29, 2014, compared with 1,121 stores at July 30, 2013.

Cost of sales.  Cost of sales increased $64.5 million, or 35.4%, to $246.6 million during the thirteen weeks ended July 29, 2014, compared to $182.1 million during the thirteen weeks ended July 30, 2013. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales decreased to 60.1% during the thirteen weeks ended July 29, 2014, as compared to 60.2% for the comparable prior year period.

Product costs increased by $41.9 million, or 37.6%, to $153.5 million during the thirteen weeks ended July 29, 2014, compared with $111.6 million during the thirteen weeks ended July 30, 2013. The increase in the amount of product costs is primarily the result of the corresponding increase in net sales. Product costs as a percentage of net sales increased to 37.5% during the thirteen weeks ended July 29, 2014 from 36.9% during the thirteen weeks ended July 30, 2013. The increase in product costs as a percentage of net sales is largely the result of the recent acquisitions which are experiencing higher product costs during the period of transitioning to the Company’s typical product mix.  In addition, some tightening of margins was seen in the specialty mattress lines.

Store and warehouse occupancy costs, consisting primarily of lease related costs of rented facilities, increased $13.8 million, or 33.1%, to $55.7 million during the thirteen weeks ended July 29, 2014, compared to $41.9 million for the corresponding prior year period. The increase in the amount of store and warehouse occupancy costs during the thirteen weeks ended July 29, 2014 was mainly attributable to the increase in the number of stores we operated and the warehouse operations in a number of new markets opened or acquired. Store and warehouse occupancy costs as a percentage of net sales decreased to 13.6% during the thirteen weeks ended July 29, 2014, compared to 13.8% during the thirteen weeks ended July 30, 2013. The decrease in store and warehouse occupancy costs as a percentage of net sales during the thirteen weeks ended July 29, 2014 was primarily attributable to the leverage generated by comparable-store sales growth.

Depreciation expense related to leasehold improvements and other fixed assets used in stores and warehouse operations increased $1.8 million, or 28.8%, to $8.2 million, during the thirteen weeks ended July 29, 2014, compared to $6.4 million during the thirteen weeks ended July 30, 2013. The increase in expense was primarily attributable to the increase in the number of stores we operated during the thirteen weeks ended July 29, 2014, as compared with the comparable prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $6.8 million, or 30.5%, to $29.1 million during the thirteen weeks ended July 29, 2014, compared to $22.3 million during the thirteen weeks ended July 30, 2013, primarily as a result of the increase in net sales and in the increased number of stores we operated during the thirteen weeks ended July 29, 2014, as compared with the corresponding prior year period.

Gross profit from retail operations.  As a result of the above, gross profit from retail operations increased $43.0 million, or 35.7%, to $163.4 million during the thirteen weeks ended July 29, 2014, compared with $120.4 million during the thirteen weeks ended July 30, 2013. Gross profit from retail operations as a percentage of net sales increased to 39.9% during the thirteen weeks ended July 29, 2014, as compared to 39.8% during the thirteen weeks ended July 30, 2013, for the reasons discussed above.

Franchise fees and royalty income.  Franchise fees and royalty income decreased $0.3 million, or 24.1%, to $1.1 million during the thirteen weeks ended July 29, 2014, compared to $1.4 million during the thirteen weeks ended July 30, 2013, primarily as a result of our acquisitions of certain formerly franchised operations, as described above. Our franchisees operated 107 stores at July 29, 2014, compared with 167 stores at July 30, 2013.

Sales and marketing expenses.  Sales and marketing expenses increased $24.2 million, or 32.0%, to $100.0 million during the thirteen weeks ended July 29, 2014, compared to $75.8 million during the thirteen weeks ended July 30, 2013. Sales and marketing expenses as a percentage of net sales decreased to 24.3% during the thirteen weeks ended July 29, 2014, compared to 25.0% during the thirteen weeks ended July 30, 2013. The components of sales and marketing expenses are explained below.

Advertising expense increased $8.0 million, or 26.3%, to $38.8 million during the thirteen weeks ended July 29, 2014, from $30.8 million during the thirteen weeks ended July 30, 2013. The increase in the amount of advertising spend was a result of our expansion into new markets from acquisitions and new store additions.  Advertising expense as a percentage of net sales decreased to 9.5% during the thirteen weeks ended July 29, 2014, compared to 10.2% during the thirteen weeks ended July 30, 2013, primarily due to generating greater leverage from the increase in net sales in certain markets. We receive funds from time to time from certain vendors for the advertisement of their products, and we recognize these funds as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $1.7 million during the thirteen weeks ended July 29, 2014, compared with $2.2 million during the thirteen weeks ended July 30, 2013.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, but also including costs incurred to accept payments from our customers, such as credit card and third party finance fees, increased $16.2 million, or 35.9%, to $61.2 million during the thirteen weeks ended July 29, 2014, compared to $45.0 million during the thirteen weeks ended July 30, 2013, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales was flat at 14.9% during the thirteen weeks ended July 29, 2014 and the thirteen weeks ended July 30, 2013.

General and administrative expenses.  General and administrative expenses increased $17.2 million, or 86.7%, to $36.9 million for the thirteen weeks ended July 29, 2014, compared to $19.7 million for the thirteen weeks ended July 30, 2013. The increase in general and administrative expenses was primarily a result of our growth, including a $7.7 million increase in wages, benefits and stock-based compensation resulting from employee additions to our corporate office, a $7.6 million increase in acquisition-related costs, a $0.8 million increase in ERP implementation training costs and a $1.1 million increase in various other general and administrative expense categories. General and administrative expenses as a percentage of net sales increased to 9.0% during the thirteen weeks ended July 29, 2014, compared to 6.5% for the comparable prior year period. The increase in general and administrative expenses as a percentage of net sales is primarily due to the increase in acquisition-related costs noted above, an increase in cost of administrative labor as a percentage of net sales and increases in various other areas.  General and administrative expenses for the thirteen weeks ended July 29,

2014 and July 30, 2013 included $10.6 million and $1.0 million, respectively, of primarily acquisition-related costs, ERP implementation training costs, and impairment and severance charges. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

Loss on store closings and impairment of store assets.  Loss on store closings and impairment of store assets increased $0.1 million, or 34.2%, to $0.6 million for the thirteen weeks ended July 29, 2014, compared to $0.5 million for the thirteen weeks ended July 30, 2013, primarily as a result of an increase of $0.5 million in store-level fixed asset impairment charges over the prior year period, offset by a decrease of $0.4 million in the amount of remaining lease commitments on stores that we closed during the respective periods.

Other expense, net.  Other expense, net, for both periods consisted primarily of interest expense. Interest expense, net increased $0.7 million, or 24.2%, to $3.5 million for the thirteen weeks ended July 29, 2014, compared to $2.8 million for the thirteen weeks ended July 30, 2013, primarily as a result of an increase in term and revolver borrowings as compared to the prior year period.

Income tax expense.  We recognized $9.2 million of income tax expense during the thirteen weeks ended July 29, 2014, compared to $9.0 million of income tax expense during the thirteen weeks ended July 30, 2013. The effective tax rate was 39.1% during the thirteen weeks ended July 29, 2014 and 38.8% during the thirteen weeks ended July 30, 2013.

Net income.  As a result of the above, our net income was $14.3 million during the thirteen weeks ended July 29, 2014 compared to $14.1 million during the thirteen weeks ended July 30, 2013.

Twenty-Six Weeks Ended July 29, 2014 Compared to Twenty-Six Weeks Ended July 30, 2013

Net sales.  Net sales increased $165.0 million, or 28.5%, to $743.5 million during the twenty-six weeks ended July 29, 2014, compared to $578.5 million during the twenty-six weeks ended July 30, 2013 primarily as a result of an increase in the number of stores we operated and an increase in comparable-store sales. The components of the net sales increase for the twenty-six weeks ended July 29, 2014 as compared to the twenty-six weeks ended July 30, 2013 were as follows (in millions):

Progression in Net Sales
Twenty‑Six Weeks Ended July 29, 2014
Net sales for prior year period	$578.5
Increase (decrease) in net sales:
Comparable-store sales	40.3
New stores	75.8
Acquired stores	58.9
Closed stores	(10.0)
Increase in net sales, net	165.0
Net sales for current year period	$743.5
% increase	28.5%

Comparable-store net sales increased 7.1%, which was primarily the result of an increase in unit sales driven by sales initiatives implemented during the second half of fiscal 2013 that encouraged our sales associates to improve sales productivity and an increase in average ticket for specialty mattress sales. The increase in our net sales from new stores was the result of 182 new stores opened at various times during the fifty-two week period ended July 29, 2014, including 109 stores opened during the twenty-six week period ended July 29, 2014, prior to their inclusion in the comparable-store sales calculation which begins with the thirteenth full fiscal period of operations. The increase in net sales from acquired stores was the result of the acquisitions of five former Mattress People stores in November 2013, 39 stores formerly operated by Perfect Mattress in December 2013, two former Mattress Expo stores in December 2013, 34 stores formerly operated by Yotes in March 2014, three stores formerly operated by Southern Max in March 2014, 55 Sleep Experts stores in April 2014 and 67 Mattress Liquidators, Inc. stores in June 2014. We closed 28 stores during the fifty-two week period ended July 29, 2014, including 13 stores during the thirteen week period ended July 29, 2014.

Cost of sales.  Cost of sales increased $105.6 million, or 29.9%, to $459.2 million during the twenty-six weeks ended July 29, 2014, compared to $353.6 million during the twenty-six weeks ended July 30, 2013. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales increased to 61.8% during the twenty-six weeks ended July 29, 2014, as compared to 61.1% for the comparable prior year period.

Product costs increased by $65.1 million, or 30.4%, to $279.4 million during the twenty-six weeks ended July 29, 2014, compared with $214.3 million during the twenty-six weeks ended July 30, 2013. The increase in the amount of product costs was the result of the corresponding increase in net sales. Product costs as a percentage of net sales increased to 37.6% during the twenty-six weeks ended July 29, 2014 from 37.0% during the twenty-six weeks ended July 30, 2013. The increase of product costs as a percentage of net sales is largely the result of the significant product close-outs that occurred during the first quarter and the impact of the recent acquisitions experiencing higher product costs as the transition is made to the Company’s typical product mix.

Store and warehouse occupancy costs, consisting primarily of lease related costs of rented facilities, increased $22.8 million, or 27.6%, to $105.6 million during the twenty-six weeks ended July 29, 2014, compared to $82.8 million for the corresponding prior year period. The increase in the amount of store and warehouse occupancy costs during the twenty-six weeks ended July 29, 2014 was mainly attributable to the increase in the number of stores we operated and the warehouse operations in a number of new markets opened during the previous fifty-two week period. Store and warehouse occupancy costs as a percentage of net sales decreased to 14.2% during the twenty-six weeks ended July 29, 2014, compared to 14.3% during the twenty-six weeks ended July 30, 2013. The decrease in store and warehouse occupancy costs as a percentage of net sales during the twenty-six weeks ended July 29, 2014 was mostly attributable to leverage generated from comparable-store sales growth in our established markets, which was partially offset by less scale in some of our newer markets.

Depreciation expense related to leasehold improvements and other fixed assets used in stores and warehouse operations increased $4.0 million, or 33.7%, to $15.8 million, during the twenty-six weeks ended July 29, 2014, compared to $11.8 million during the twenty-six weeks ended July 30, 2013. The increase in expense was primarily attributable to the increase in the number of stores we operated during the twenty-six weeks ended July 29, 2014, as compared to the comparable prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $13.7 million, or 30.5%, to $58.4 million during the twenty-six weeks ended July 29, 2014, compared to $44.7 million during the twenty-six weeks ended July 30, 2013, primarily as a result of the increase in net sales and in the increase in the number of stores we operated during the twenty-six weeks ended July 29, 2014, as compared to the corresponding prior year period.

Gross profit from retail operations.  As a result of the above, gross profit from retail operations increased $59.4 million, or 26.4%, to $284.3 million during the twenty-six weeks ended July 29, 2014, compared with $224.9 million during the twenty-six weeks ended July 30, 2013. Gross profit from retail operations as a percentage of net sales decreased to 38.2% during the twenty-six weeks ended July 29, 2014, as compared to 38.9% during the twenty-six weeks ended July 30, 2013, for the reasons discussed above.

Franchise fees and royalty income.  Franchise fees and royalty income decreased $0.4 million, or 15.2%, to $2.3 million for the twenty-six weeks ended July 29, 2014, compared to $2.7 million during the corresponding prior year period. The decrease in income was primarily a result of our acquisitions of certain formerly franchised operations, as described above.

Sales and marketing expenses.  Sales and marketing expenses increased $36.2 million, or 25.9%, to $175.7 million during the twenty-six weeks ended July 29, 2014, compared to $139.5 million during the twenty-six weeks ended July 30, 2013. Sales and marketing expenses as a percentage of net sales decreased to 23.6% during the twenty-six weeks ended July 29, 2014, compared to 24.1% during the twenty-six weeks ended July 30, 2013. The components of sales and marketing expenses are explained below.

Advertising expense increased $11.2 million, or 21.6%, to $63.3 million during the twenty-six weeks ended July 29, 2014, from $52.1 million during the twenty-six weeks ended July 30, 2013. The increase in the amount of advertising spend was mainly attributable to increased spending to enhance our market share in many of our established markets and, to a lesser extent, our expansion into new markets. Advertising expense as a percentage of net sales decreased to 8.5%

during the twenty-six weeks ended July 29, 2014, compared to 9.0% during the twenty-six weeks ended July 30, 2013, primarily due to generating greater leverage from the increase in net sales in certain markets. We receive funds from time to time from certain vendors for the advertisement of their products, and we recognize these funds as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $4.6 million during the twenty-six weeks ended July 29, 2014, compared with $3.6 million during the twenty-six weeks ended July 30, 2013.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, but also including costs incurred to accept payments from our customers, such as credit card and third party finance fees, increased $24.9 million, or 28.5%, to $112.3 million during the twenty-six weeks ended July 29, 2014, compared to $87.4 million during the twenty-six weeks ended July 30, 2013, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales remained flat at 15.1% during both the twenty-six weeks ended July 29, 2014 and July 30, 2013.

General and administrative expenses.    General and administrative expenses increased $28.7 million, or 73.6%, to $67.6 million for the twenty-six weeks ended July 29, 2014, compared to $38.9 million for the twenty-six weeks ended July 30, 2013. The increase in general and administrative expenses was primarily a result of our growth, including a $13.5 million increase in wages, benefits and stock-based compensation resulting from employee additions to our corporate office, a $10.3 million increase in acquisition-related costs, a $1.2 million increase in ERP implementation training costs and a $3.7 million increase in various other general and administrative expense categories. General and administrative expenses as a percentage of net sales increased to 9.1% during the twenty-six weeks ended July 29, 2014, compared to 6.7% for the comparable prior year period. The increase in general and administrative expenses as a percentage of net sales is primarily due to the increase in acquisition-related costs noted above, an increase in cost of administrative labor as a percentage of net sales and increases in various other areas.  General and administrative expenses for the twenty-six weeks ended July 29, 2014 and July 30, 2013 included $15.1 million and $2.3 million, respectively, of acquisition-related costs, ERP implementation training costs, and impairment and severance charges. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

Loss on store closings and impairment of store assets.  Loss on store closings and impairment of store assets increased $0.2 million to $0.9 million during the twenty-six weeks ended July 29, 2014, compared to $0.7 million for the thirteen weeks ended July 30, 2013, primarily as a result of an increase of $0.5 million in store-level fixed asset impairment charges over the prior year period, offset by a decrease of $0.3 million in the amount of remaining lease commitments on stores that we closed during respective periods.

Other expense, net.  Other expense, net, for both periods consisted primarily of interest expense. Interest expense increased $0.7 million, or 11.4%, to $6.3 million during the twenty-six weeks ended July 29, 2014, compared to $5.6 million during the twenty-six weeks ended July 30, 2013,  primarily as a result of an increase in term and revolver borrowings as compared to the prior year period.

Income tax expense.  We recognized $14.1 million of income tax expense during the twenty-six weeks ended July 29, 2014, compared to $16.6 million of income tax expense during the twenty-six weeks ended July 30, 2013. The effective tax rate was 39.0% during the twenty-six weeks ended July 29, 2014, compared to 38.9% during the twenty-six weeks ended July 30, 2013.

Our estimated full year effective tax rate for Fiscal 2013 is 39.0%, which is above the federal statutory rate of 35.0% primarily due to state income taxes.

Net income.  As a result of the above, our net income was $22.0 million during the twenty-six weeks ended July 29, 2014 compared to $26.1 million during the twenty-six weeks ended July 30, 2013.

Off-Balance Sheet Arrangements

Except for a guarantee of approximately $0.7 million that we have provided with respect to one real estate lease of a franchisee, we do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

The following table summarizes the principal elements of our cash flows (in thousands):

	Twenty-Six Weeks Ended
	July 30,	July 29,
	2013	2014
Total cash provided by (used in):
Operating activities	$40,664	$58,269
Investing activities	(29,928)	(141,566)
Financing activities	(18,922)	78,562
Net decrease in cash and cash equivalents	(8,186)	(4,735)
Cash and cash equivalents, beginning of period	14,556	22,878
Cash and cash equivalents, end of period	$6,370	$18,143

Operating cash flows.  Net cash provided by operating activities was $58.3 million for the twenty-six weeks ended July 29, 2014, compared to $40.7 million for the twenty-six weeks ended July 30, 2013. The $17.6 million increase in cash flows from operating activities as compared to the prior year period was primarily due to changes in operating assets and liabilities related to normal fluctuations in the timing of cash collections and cash requirements which generated an additional $15.8 million in cash.  Although net income decreased by $4.1 million from the twenty-six weeks ended July 29, 2014 compared to the twenty-six weeks ended July 30, 2013, the add-back of non-cash charges such as depreciation expense resulted in an additional $5.9 million increase resulting in a net increase to cash of $1.8 million.

Investing cash flows.  Net cash used in investing activities was $141.6 million for the twenty-six weeks ended July 29, 2014, compared to net cash used of $29.9 million for the twenty-six weeks ended July 30, 2013.  The $111.7 million increase was primarily due to a $104.9 million increase in cash used for acquisitions during the twenty-six weeks ended July 29, 2014.  In addition, capital expenditures increased $6.8 million primarily due to new store openings. We opened 109 new stores during the twenty-six weeks ended July 29, 2014, compared to 81 new stores in the twenty-six weeks ended July 30, 2013.

Financing cash flows.  Net cash provided by financing activities was $78.6 million for the twenty-six weeks ended July 29, 2014, compared to net cash used of $18.9 million for the twenty-six weeks ended July 30, 2013. The $97.5 million increase in cash provided by financing activities was primarily the result of net increased borrowings under the 2012 Senior Credit Facility of $96.2 million which were used to finance acquisitions, an increase of $0.8 million of cash provided by the exercise of common stock options, and a $0.5 million increase of cash provided by the excess tax benefits associated with stock-based awards.

Covenant Compliance

The 2012 Senior Credit Facility requires us to comply on a quarterly basis with financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio.  These financial covenants are measured using, among other things, Adjusted EBITDA of Mattress Holding Corp. and its subsidiaries, as adjusted to include pro forma results of acquisitions.

At July 29, 2014, there were no outstanding revolver borrowings under the 2012 Senior Credit Facility. There were standby letters of credit outstanding in the amount of $1.6 million and additional borrowing capacity of $98.4 million.

For more information about the restrictive covenants imposed on us by the 2012 Senior Credit Facility, please see “Risk Factors” in our Fiscal 2013 Annual Report.

We were in compliance with all of the financial covenants required under the 2012 Senior Credit Facility as of July 29, 2014. We believe that we will be able to maintain compliance with the various covenants required under our debt facilities for the next twelve months without amending the credit facility or requesting waivers from the lenders that are party to the agreement.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplemental measure. The following table contains a reconciliation of our net income determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 29,	July 30,	July 29,
	2013	2014	2013	2014
Net income	$14,123	$14,299	$26,132	$22,019
Income tax expense	8,965	9,194	16,639	14,085
Interest expense, net	2,795	3,469	5,642	6,285
Depreciation and amortization	7,231	9,509	13,441	18,201
Intangible assets and other amortization	612	848	1,153	1,611
EBITDA	33,726	37,319	63,007	62,201
Loss on store closings and impairment of store assets	483	648	744	906
Stock-based compensation	967	1,198	1,854	2,556
Vendor new store funds(a)	96	(346)	983	(443)
Acquisition-related expenses(b)	124	7,193	450	9,757
Other(c)	607	3,184	1,188	4,970
Adjusted EBITDA	$36,003	$49,196	$68,226	$79,947

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

(c)

Consists of various items that management excludes in reviewing the results of operations, including $1.6 million and $0.6 million of ERP system implementation costs incurred during the thirteen weeks ended July 29, 2014 and July 30, 2013, respectively, and $2.9 million and $1.2 million of cost incurred during the twenty-six weeks ended July 29, 2014 and July 30, 2013, respectively.

Reconciliation of Reported (U.S. GAAP) to Adjusted Statements of Operations Data

(In thousands, except share and per share amounts)

The following table provides a reconciliation of our “As Adjusted” statements of operations data for the thirteen and twenty-six weeks ended July 30, 2013 and July 29, 2014 with the most directly comparable financial measures in our “As Reported”, or U.S. GAAP, statements of operations data. Our “As Adjusted” data is considered a non-U.S. GAAP financial measure and is not in accordance with, or preferable to, “As Reported,” or U.S. GAAP, financial data. However, we are providing this information as we believe it may enhance year-over-year comparisons for investors and financial analysts.

	Thirteen Weeks Ended
	July 30, 2013					July 29, 2014
	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*
As Reported	$25,883	$23,088	$14,123	34,149,640	$0.41	$26,962	$23,493	$14,299	34,523,620	$0.41
% of sales	8.6%	7.6%	4.7%			6.6%	5.7%	3.5%
Acquisition-related costs (1)	124	124	75		—	7,691	7,691	4,695		0.14
ERP system implementation costs (2)	894	894	547		0.02	1,738	1,738	1,060		0.03
Other (3)	—	—	—		—	1,636	1,636	999		0.03
Total adjustments	1,018	1,018	622	—	0.02	11,065	11,065	6,754	—	0.20
As Adjusted	$26,901	$24,106	$14,745	34,149,640	$0.43	$38,027	$34,558	$21,053	34,523,620	$0.61
% of sales	8.9%	8.0%	4.9%			9.3%	8.4%	5.1%

	Twenty-Six Weeks Ended
	July 30, 2013					July 29, 2014
	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*
As Reported	$48,413	$42,771	$26,132	34,076,567	$0.77	$42,389	$36,104	$22,019	34,464,038	$0.64
% of sales	8.4%	7.4%	4.5%			5.7%	4.9%	3.0%
Acquisition-related costs (1)	450	450	276		0.01	10,701	10,701	6,540		0.19
ERP system implementation costs (2)	1,845	1,845	1,131		0.03	3,089	3,089	1,888		0.05
Other (3)	—	—	—		—	1,833	1,833	1,120		0.03
Total adjustments	2,295	2,295	1,407	—	0.04	15,623	15,623	9,548	—	0.28
As Adjusted	$50,708	$45,066	$27,539	34,076,567	$0.81	$58,012	$51,727	$31,567	34,464,038	$0.92
% of sales	8.8%	7.8%	4.8%			7.8%	7.0%	4.2%

*Due to rounding to the nearest cent, totals may not equal the sum of the lines in the table above.

(1)             Acquisition-related costs, which are included in the “As Reported” results of operations, consist of acquisition-related costs as defined under U.S. GAAP, including advisory, legal, accounting, valuation, and other professional or consulting fees and, in addition, costs of integrating store and warehouse operations and corporate functions that are not expected to recur as acquisitions are absorbed. On May 2, 2012, we acquired all of the equity interests of MGHC Holding Corporation (“Mattress Giant”), including 181 mattress specialty retail stores. On September 25, 2012, we acquired the assets and operations of Mattress XPress, Inc. and Mattress XPress of Georgia, Inc. (collectively, “Mattress X-Press”), including 34 mattress specialty retail stores. On December 11, 2012, we acquired the assets and operations of Factory Mattress & Water Bed Outlet of Charlotte, Inc. (“Mattress Source”), including 27 mattress specialty retail stores. On June 14, 2013, we acquired the assets and operations of Olejo, Inc., an online retailer primarily focused on mattresses and bedding-related products. On November 13, 2013, we acquired the equity interests of NE Mattress People, LLC (“Mattress People”), including five mattress specialty retail stores. On December 10, 2013, we acquired the assets and operations of Perfect Mattress of Wisconsin, LLC (“Perfect Mattress”), including 39 mattress specialty retail stores. On December 31, 2013, we acquired the assets and operations of two mattress specialty retail stores in Houston, Texas (“Mattress Expo”). On March 3, 2014, we acquired the assets and operations of  Yotes, Inc. (“Yotes”), including 34 mattress specialty retail stores. On March 3, 2014, we acquired the Virginia assets and operations of Southern Max LLC (“Southern Max”), including three mattress specialty retail stores. On April 3, 2014, we acquired the outstanding partnership interests in Sleep Experts Partners, L.P. (“Sleep Experts”), including 55 mattress specialty retail stores. On June 4, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Mattress Liquidators, Inc., including 67 mattress specialty retail stores, which operated Mattress King retail stores in Colorado and BedMart retail stores in Arizona.  Acquisition-related costs, consisting of direct transaction costs and integration cost,s are included in the results of operations as incurred. We incurred approximately $7.7 million and $0.1 million of acquisition-related costs during the thirteen weeks ended July 29, 2014 and July 30, 2013, respectively. We incurred approximately $10.7 million and $0.5 million of acquisition-related costs during the twenty-six weeks ended July 29, 2014 and July 30, 2013, respectively.

(2)             Reflects implementation costs included in the results of operations as incurred, consisting primarily of training-related costs, related to the roll-out of the Microsoft Dynamics AX for Retail ERP system. During the thirteen weeks ended July 29, 2014 and July 30, 2013, we incurred approximately $1.7 million and $0.9 million, respectively, of ERP system implementation costs. During the twenty-six weeks ended July 29, 2014 and July 30, 2013, we incurred approximately $3.1 million and $1.8 million, respectively, of ERP system implementation costs.

(3)             Reflects expensed legal fees relating to our February 2014 debt amendment and extension recorded in the thirteen weeks ended April 29, 2014, and an impairment of store assets and severance expense resulting from the Company's realignment of its management structure at the beginning of the second fiscal quarter recorded in the thirteen weeks ended July 29, 2014.

.

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

Changes in Internal Control

During the thirteen weeks ended July 29, 2014, there were no changes in the Company’s internal controls over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

MATTRESS FIRM HOLDING CORP.

Date: September 5, 2014	By:	/s/ R. Stephen Stagner
R. Stephen Stagner
President and Chief Executive Officer (principal executive officer)

Date: September 5, 2014	By:	/s/ Alex Weiss
Alex Weiss
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: September 5, 2014	By:	/s/ Cathy Hauslein
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