Form 10-Q
period 2014-10-28
MATTRESS FIRM HOLDING CORP.
filed 2014-12-03
CIK 1419852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 28, 2014

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

As of November 28, 2014,  35,017,602 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

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

MATTRESS FIRM HOLDING CORP.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(unaudited)

	January 28,	October 28,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$22,878	$4,926
Accounts receivable, net	20,812	54,697
Inventories	81,507	157,688
Deferred income tax asset	4,729	4,491
Prepaid expenses and other current assets	16,348	35,227
Total current assets	146,274	257,029
Property and equipment, net	174,770	235,986
Intangible assets, net	84,391	124,462
Goodwill	366,647	910,085
Debt issue costs and other, net	12,549	28,519
Total assets	$784,631	$1,556,081
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$3,621	$8,737
Accounts payable	72,165	140,599
Accrued liabilities	42,435	90,574
Customer deposits	9,318	20,397
Total current liabilities	127,539	260,307
Long-term debt, net of current maturities	217,587	750,190
Deferred income tax liability	37,921	36,285
Other noncurrent liabilities	73,092	87,101
Total liabilities	456,139	1,133,883

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.01 par value; 120,000,000 shares authorized; 34,002,981 and 33,990,381 shares issued and outstanding at January 28, 2014; and 35,012,733 and 35,000,133 shares issued and outstanding at October 28, 2014, respectively	340	350
Additional paid-in capital	373,153	429,218
Accumulated deficit	(45,001)	(7,370)
Total stockholders’ equity	328,492	422,198
Total liabilities and stockholders’ equity	$784,631	$1,556,081

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 28,	October 29,	October 28,
	2013	2014	2013	2014

Net sales	$326,233	$464,278	$904,731	$1,207,731
Cost of sales	200,267	281,323	553,878	740,522
Gross profit from retail operations	125,966	182,955	350,853	467,209
Franchise fees and royalty income	1,655	1,238	4,342	3,516
Total gross profit	127,621	184,193	355,195	470,725
Operating expenses:
Sales and marketing expenses	74,605	109,632	214,104	285,295
General and administrative expenses	21,225	42,783	60,143	110,358
Loss on store closings and impairment of store assets	(5)	133	739	1,039
Total operating expenses	95,825	152,548	274,986	396,692
Income from operations	31,796	31,645	80,209	74,033
Other expenses:
Interest expense, net	2,543	4,067	8,185	10,352
Loss from debt extinguishment	—	2,288	—	2,288
Total other expenses	2,543	6,355	8,185	12,640
Income before income taxes	29,253	25,290	72,024	61,393
Income tax expense	11,117	9,677	27,756	23,762
Net income	$18,136	$15,613	$44,268	$37,631

Basic net income per common share	$0.54	$0.46	$1.31	$1.10
Diluted net income per common share	$0.53	$0.45	$1.30	$1.09

Basic weighted average shares outstanding	33,878,241	34,285,572	33,848,032	34,149,531
Diluted weighted average shares outstanding	34,114,147	34,724,199	34,073,307	34,562,374

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Thirty-Nine Weeks Ended
	October 29,	October 28,
	2013	2014
Cash flows from operating activities:
Net income	$44,268	$37,631
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	21,128	28,302
Loan fee and other amortization	1,630	3,507
Loss from debt extinguishment	—	2,288
Deferred income tax expense	4,968	2,325
Stock-based compensation	3,203	4,973
Loss on store closings and impairment of store assets	739	1,039
Construction allowances from landlords	4,391	4,813
Excess tax benefits associated with stock-based awards	(277)	(1,585)
Effects of changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(5,580)	(22,124)
Inventories	(16,794)	(22,029)
Prepaid expenses and other current assets	(892)	(5,426)
Other assets	(2,126)	(8,501)
Accounts payable	3,929	27,432
Accrued liabilities	7,807	26,822
Customer deposits	818	905
Other noncurrent liabilities	3,724	(816)
Net cash provided by operating activities	70,936	79,556
Cash flows from investing activities:
Purchases of property and equipment	(41,340)	(54,998)
Business acquisitions, net of cash acquired	(2,042)	(561,013)
Net cash used in investing activities	(43,382)	(616,011)
Cash flows from financing activities:
Proceeds from issuance of debt	27,000	990,800
Principal payments of debt	(54,968)	(465,551)
Debt issuance costs	—	(10,188)
Proceeds from exercise of common stock options	1,312	2,988
Excess tax benefits associated with stock-based awards	277	1,585
Purchase of vested stock-based awards	(493)	(1,131)
Net cash (used in) provided by financing activities	(26,872)	518,503
Net increase (decrease) in cash and cash equivalents	682	(17,952)
Cash and cash equivalents, beginning of period	14,556	22,878
Cash and cash equivalents, end of period	$15,238	$4,926
Cash paid for:
Interest	$8,520	$10,869
Income taxes	$18,343	$11,505
Supplemental disclosure of noncash investing activity:
Capital expenditures included in accounts payable and accruals at end of period	$2,826	$4,098

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”), and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as October 28, 2014, and the results of operations and cash flows for the periods presented. The Company’s historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

2. Acquisitions

The Company completed a number of acquisitions of the equity interests or operating assets of specialty mattress retailers during the thirty-nine weeks ended October 28, 2014. These acquisitions: (i) increase the Company’s store locations and market share in markets in which the Company currently operates, which generally results in expense synergies and improved leverage over market-level costs, such as advertising and warehousing, or (ii) provide an efficient way to enter new markets in which the Company did not previously operate and which provide a platform for further growth. Results of operations of the acquired businesses are included in the Company’s results of operations from the respective effective dates of acquisition.

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

The Company funded the cash requirements of the Yotes and Southern Max acquisitions using cash reserves and revolver borrowings. The Company raised $100 million of incremental term borrowings under the 2012 Senior Credit Facility (defined in Note 4 below) to fund the cash requirements of the Sleep Experts acquisition and to pay down outstanding revolver borrowings.  The new incremental term borrowings were scheduled to mature in January 2016 and were subject to the same interest rate as the existing outstanding incremental borrowings under the 2012 Senior Credit Facility.  Effective October 20, 2014, as described below, these term borrowings were repaid in full using the proceeds of the 2014 Senior Credit Facility (defined below).

Effective June 4, 2014, the Company acquired substantially all of the mattress specialty retail assets and operations of Mattress Liquidators, Inc. (“Mattress Liquidators”), which operated Mattress King retail stores in Colorado and BedMart retail stores in Arizona, related to the operation of 67 mattress specialty retail stores, for a total purchase price of approximately $33.0 million, including working capital adjustments. The purchase price consisted of cash of $29.5 million funded by cash reserves and revolver borrowings, as well as a $3.5 million seller note, payable in quarterly installments over two years.

Effective September 8, 2014, the Company acquired substantially all of the mattress specialty retail assets and operations of Best Mattress Co., Inc. (“Best Mattress”), which operated Mattress Discounters retail stores in Pennsylvania, related to the operation of 15 mattress specialty retail stores, for a total purchase price of approximately $6.2 million, giving effect to certain preliminary adjustments, and is subject to further customary adjustments. The purchase price consisted of cash of $5.6 million funded by cash reserves and revolver borrowings, as well as a $0.6 million seller note, payable in quarterly installments over two years.

Effective September 30, 2014, the Company acquired substantially all of the mattress specialty retail assets and operations of Back to Bed Inc., M World Mattress LLC, MCStores LLC and TBE Orlando LLC (collectively, “Back to Bed”), which operated Back to Bed and Bedding Experts retail stores in Illinois, Indiana and Wisconsin and Bedding Experts and Mattress Barn retail stores in Florida, related to the operation of 131 mattress specialty retail stores, for a total purchase price of approximately $60.3 million, giving effect to certain preliminary adjustments, and is subject to further customary

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

adjustments. The purchase price consisted of cash of $60.3 million funded by cash reserves and revolver borrowings, of which $19.0 million was placed in escrow.

Effective October 20, 2014, the Company acquired 100% of the outstanding equity interests in The Sleep Train, Inc., (“Sleep Train”) , which operates Sleep Train, Sleep Country, Mattress Discounters and Got Sleep retail stores in California, Washington, Oregon, Nevada, Idaho and Hawaii, related to the operation of 314 mattress specialty retail stores, for a total purchase price of approximately $448.2 million, giving effect to certain preliminary adjustments, and is subject to further customary adjustment, along with the assumption of certain additional liabilities totaling approximately $15 million. The Company expects to receive future annual cash income tax benefits of approximately $11 million over the next 15 years from deductible tax basis goodwill generated from the transaction, subject to the Company’s ability to generate future taxable income.  The purchase price consisted of cash of $388.1 million (net of $15.9 million of cash acquired), of which $49.0 million was placed in escrow, and $44.2 million delivered in the form of 745,107 shares of common stock, par value $0.01 per share, of Mattress Firm Holding Corp. common stock as calculated in accordance with the terms of the purchase agreement.

Concurrently with the closing of the Sleep Train acquisition, the Company entered into a new senior secured credit facility with Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and UBS Securities LLC, as joint bookrunning managers and joint lead arrangers. The senior secured credit facility is comprised of (i) an asset based revolver of $125 million that includes a sublimit for letters of credit and swingline loans, subject to certain conditions and limits and (ii) a term loan B borrowing of $720 million (See Note 4). Approximately $49 million of the availability under the asset based revolver were drawn at closing to fund the Sleep Train acquisition.

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The allocation of the purchase price to the acquired assets and liabilities, based on management’s estimate of their fair values on the acquisition date, is as follows (in thousands):

	Yotes	Southern Max	Sleep Experts	Mattress Liquidators	Best Mattress	Back To Bed	Sleep Train	Total
Cash	$—	$—	$1,637	$5	$9	—	15,895	$17,546
Accounts receivable	504	—	533	260	130	763	7,555	9,745
Inventories	1,765	54	5,233	1,501	416	2,906	42,276	54,151
Prepaid expenses and other current assets	380	—	1,095	38	132	1,720	10,089	13,454
Property and equipment	1,275	232	6,743	1,681	854	7,142	19,905	37,832
Intangible assets	3,980	—	2,575	1,791	502	2,743	29,746	41,337
Goodwill	10,585	174	58,514	32,283	4,961	48,865	387,478	542,860
Deferred income tax asset	—	—	558	191	327	351	589	2,016
Other assets	143	14	346	275	14	—	954	1,746
Notes payable and current maturities of long-term debt	—	—	—	(72)	—	—	(333)	(405)
Accounts payable	(3,334)	—	(2,349)	(2,780)	(100)	(2,572)	(30,952)	(42,087)
Accrued liabilities	(470)	—	(5,477)	(1,789)	(132)	(995)	(17,665)	(26,528)
Customer deposits	(391)	—	(651)	(181)	(167)	(690)	(8,095)	(10,175)
Deferred rent liabilities	(139)	—	(917)	(106)	(771)	68	—	(1,865)
Long-term debt, net of current maturities	—	—	—	(68)	—	—	(6,219)	(6,287)
Other noncurrent liabilities	—	—	—	—	—	—	(2,980)	(2,980)
Deferred income tax liability	(16)	(22)	—	—	—	—	—	(38)
Fair value of assets and liabilities acquired	14,282	452	67,840	33,029	6,175	60,301	448,243	630,322
Reconciliation to cash used in acquisitions:
Seller note issued	—	—	—	(3,500)	(600)	—	—	(4,100)
Fair value of equity consideration transferred	—	—	(3,441)	—	—	—	(44,222)	(47,663)
Cash of acquired businesses	—	—	(1,637)	(5)	(9)	—	(15,895)	(17,546)
Cash used in acquisitions, net of cash acquired	$14,282	$452	$62,762	$29,524	$5,566	$60,301	$388,126	$561,013

The acquisitions resulted in $542.9 million of goodwill based on management’s estimate on the acquisition closing dates, of which $539.3 million will be deductible for income tax purposes over 15 years.

Intangible assets acquired in relation to the Sleep Train acquisition consist primarily of the indefinite lived Sleep Train tradename.

The net sales included in the Company’s condensed consolidated statement of operations derived from the Yotes, Southern Max, Sleep Experts, Mattress Liquidators, Best Mattress, Back to Bed and Sleep Train acquisitions from the respective acquisition dates to October 28, 2014 were $22.7 million, $0.6 million, $41.5 million,  $20.5 million,  $1.2 million, $4.4 million and $11.0 million, respectively.    The earnings included in the Company’s condensed consolidated statement of operations derived from the Yotes, Southern Max, Sleep Experts, Mattress Liquidators, Best Mattress, Back to Bed and Sleep Train acquisitions from the respective acquisition dates to October 28, 2014 were $5.5 million, ($0.1) million, $11.4 million,  $3.5 million,  $0.1 million, ($0.7) million and $0.7 million, respectively.

Acquisition-related costs for U.S. GAAP purposes are costs the acquirer incurs to effect a business combination, including advisory, legal, accounting, valuation, and other professional or consulting fees. The Company incurred a total of approximately $2.7 million and $7.1 million of acquisition-related costs charged to general and administrative expenses during the thirteen and thirty-nine weeks ended October 28, 2014, respectively.

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

The unaudited financial information set forth below has been compiled from the historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended October 28, 2014			Thirty-Nine Weeks Ended October 28, 2014
	As Reported	Pro Forma Adjustments	Pro Forma	As Reported	Pro Forma Adjustments	Pro Forma
Net sales	$464,278	$147,553	$611,831	$1,207,731	$474,996	$1,682,727
Net income	15,613	4,273	19,886	37,631	4,237	41,868
Diluted net income per common share	$0.45	$0.12	$0.57	$1.09	$0.12	$1.21

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

The Company is continuing to evaluate the fair values of the assets and liabilities acquired, and as a result, adjustments to the values presented above may be modified over the next several quarters. In the thirteen weeks ended April 29, 2014, the Company adjusted the deferred tax balance related to the fiscal 2013 acquisition of the assets and operations of Perfect Mattress of Wisconsin, LLC (“Perfect Mattress”) resulting in $0.6 million of additional goodwill. The Company has preliminarily allocated both the Back to Bed and Sleep Train purchase price among assets acquired and liabilities assumed using the information available at October 28, 2014, including the identification of certain intangible assets. The Company is continuing to evaluate fair values related to the acquisition and their related allocation which will impact the fair values presented above.

A summary of the changes in the carrying amounts of goodwill for the thirty-nine weeks ended October 28, 2014 is as follows (in thousands):

Balance at January 28, 2014	$366,647
Prior year business acquisition adjustment	578
Current period business acquisitions	542,860
Balance at October 28, 2014	$910,085

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

	Net Book
	Value as of
	January 28,	Fair Value Measurements			Fiscal 2013
	2014	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan	$1,353	$—	$1,353	$—	$—
Property and equipment requiring impairment review	321	—	—	321	464

	Net Book
	Value as of
	October 28,	Fair Value Measurements			Fiscal 2014
	2014	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan	$1,165	$—	$1,165	$—	—
Property and equipment requiring impairment review	$—	$—	$—	$—	482

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

Impairment testing performed as of October 28, 2014

		Unobservable
Valuation Technique	Significant Unobservable Inputs	Input Range
Property and Equipment Impairment Testing
Income approach	WACC(1)	13.5%

(1)	Weighted Average Cost of Capital

The fair value of the 2014 Senior Credit Facility term loans was estimated based on the ask and bid prices quoted from an external source. The carrying values of the 2014 Senior Credit Facility term loans  other debt instruments at fixed rates are not materially different than their face value.

4. Notes Payable and Long-term Debt

Notes payable and long-term debt consists of the following (in thousands):

	January 28,	October 28,
	2014	2014
2012 Senior Credit Facility - term loans	$198,098	$—
2012 Senior Credit Facility - revolver borrowings	21,000	—
2014 Senior Credit Facility - term loans	—	720,000
2014 Senior Credit Facility - term loans discount	—	(7,175)
2014 Senior Credit Facility - revolver borrowings	—	35,000
Equipment financing and other notes payable	2,110	11,102
Total long-term debt	221,208	758,927
Current maturities of long-term debt	3,621	8,737
Long-term debt, net of current maturities	$217,587	$750,190

2012 Senior Credit Facility—On January 18, 2007, Mattress Holding Corp., an indirect consolidated subsidiary of the Company, entered into a credit agreement with UBS Securities LLC and certain of its affiliates and other lenders for a senior secured term loan and revolving credit facility, which was amended and restated on November 5, 2012 and further amended on February 27, 2014 (as amended, the “2012 Senior Credit Facility”). On October 20, 2014, the 2012 Senior Credit Facility was paid off in connection with and effective upon the closing of the 2014 Senior Credit Facility described below. All letters of credit outstanding under the 2012 Credit Agreement continued uninterrupted and were deemed to have been issued under the 2014 Senior Credit Facility. The termination of the 2012 Credit Agreement was a condition precedent to the closing of the 2014 Senior Credit Facility. There were no termination penalties incurred by the Company in connection with the termination of the 2012 Credit Agreement.

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

2014 Senior Credit Facility--- Effective October 20, 2014, Mattress Holding Corp., a Delaware corporation and indirect subsidiary of Mattress Firm Holding Corp., a Delaware corporation, entered into a $125 million asset-backed loan credit agreement dated October 20, 2014, among Mattress Holding Corp., as borrower, Mattress Holdco, Inc., the lenders party thereto, and Barclays Bank PLC, as administrative agent, collateral agent and issuer (the “ABL Credit Agreement”).

The ABL Credit Agreement is a committed senior revolving credit facility, secured by the assets of the borrower and the guarantors, that permits aggregate borrowings of up to $125 million, and contains within the facility, a letter of credit facility that, at any time outstanding, is limited to $50 million and a swing line facility that, at any time outstanding, is limited to $20 million. Subject to customary conditions, the Company may request that the lenders’ aggregate commitments with respect to the revolving credit facility be increased by up to $75 million. The maturity date under the ABL Credit Agreement is October 20, 2019.

Loans under the ABL Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 1.25% to 1.75% and the applicable margin on base rate loans varies from 0.25% to 0.75%, in each case determined based upon the Company’s average excess available borrowing capacity for the prior three month period. A letter of credit issuance fee is payable by the Company equal to 0.125% per annum multiplied by the average daily amount available to be drawn under the applicable letter of credit, as well as an additional fee equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under all outstanding letters of credit. The commitment fee rate payable to the lenders for each of the revolving facility and term facility varies from 0.25% to 0.375%.  The weighted average interest rate applicable to outstanding borrowings under the ABL Credit Agreement was 5.25% as of October 28, 2014.

Mattress Holdco, Inc., the parent company of the borrower, and each domestic subsidiary of the Company other than immaterial subsidiaries will unconditionally guarantee all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the ABL Credit Agreement and other loan documents.

The ABL Credit Agreement requires compliance with  one financial covenant. The Company cannot permit its fixed charge coverage ratio to fall below 1.0 to 1.0. The ABL Credit Agreement generally defines the fixed charge coverage ratio as the ratio of (a) adjusted EBITDA, less capital expenditures, less all taxes paid or payable in cash by the borrower and guarantors to (b) the sum of fixed charges, in each case, determined as of the most recently ended fiscal quarter. The ABL Credit Agreement also contains customary representations, warranties and affirmative and negative covenants.

Events of default under the ABL Credit Agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, as well as a cross default event, Loan Document (as defined in the ABL Credit Agreement) enforceability event, change of control event and bankruptcy and other insolvency events. If an event of default occurs and is continuing, then the lenders holding the majority of the outstanding loans have the right, among others, to (i) terminate the commitments under the ABL Credit Agreement, (ii) accelerate and require the Company to repay all the outstanding amounts owed under any Loan Document (provided that in limited circumstances with respect to insolvency and bankruptcy of the Company, such acceleration is automatic), and (iii) require the Company to cash collateralize any outstanding letters of credit.

Outstanding ABL Credit Agreement borrowings were $35.0 million at October 28, 2014.  Outstanding letters of credit on the revolving facility were $3.2 million at October 28, 2014, resulting in $49.2 million of availability for revolving borrowings.

Effective October 20, 2014, Mattress Holding Corp., a Delaware corporation and indirect subsidiary of Mattress Firm Holding Corp., a Delaware corporation, entered into a $720 million term loan credit agreement dated October 20, 2014, among Mattress Holding Corp., as borrower, Mattress Holdco, Inc., the lenders party thereto, and Barclays Bank PLC, as administrative agent and collateral agent (the “Term Loan Credit Agreement”).  The Term Loan Credit Agreement and the ABL Credit Agreement are collectively referred to as the “2014 Senior Credit Facility”.

Term loans in the aggregate principal amount of $720 million were issued under the Term Loan Credit Agreement on October 20, 2014. The maturity date under the Term Loan Credit Agreement is October 20, 2021.  Loans under the Term Loan Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate or base rate and varies from 3.00%

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

to 3.25%, in each case determined based upon the Company’s total net leverage ratio.  The weighted average interest rate applicable to outstanding borrowings under the Term Loan Credit Agreement was 5.25% as of October 28, 2014.

Mattress Holdco, Inc., the parent company of the borrower, and each domestic subsidiary of the Company other than immaterial subsidiaries will unconditionally guarantee all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Term Loan Credit Agreement and other loan documents. The Term Loan Credit Agreement contains customary representations, warranties and affirmative and negative covenants.

Events of default under the Term Loan Credit Agreement include failure to pay principal or interest when due, failure to comply with the covenants, as well as a cross default event, Loan Document (as defined in the Term Loan Credit Agreement) enforceability event, change of control event and bankruptcy and other insolvency events. If an event of default occurs and is continuing, then the lenders holding a majority of the outstanding loans have the right, among others, to (i) terminate the commitments under the Term Loan Credit Agreement, and (ii) accelerate and require the Company to repay all the outstanding amounts owed under any Loan Document (provided that in limited circumstances with respect to insolvency and bankruptcy of the Company, such acceleration is automatic).

Equipment Financing and Other Short-Term Notes Payable—A subsidiary of the Company has an outstanding note payable related to the purchase of mattress specialty retail stores formerly operated by our franchisee, Perfect Mattress, in the aggregate principal amount of $0.5 million that bears interest at 7.75% with quarterly principal and interest payments through fiscal 2014.

A subsidiary of the Company has an outstanding note payable related to the purchase of mattress specialty retail stores formerly operated by Mattress Liquidators, in the aggregate principal amount of $2.9 million that bears interest at 6.00% with quarterly principal and interest payments through fiscal 2016.

A subsidiary of the Company has financed property and casualty insurance premiums payable in the amount of $0.3 million payable in fiscal 2014.

In conjunction with the acquisition of Sleep Train, the Company assumed notes payable in the aggregate principal amount of $6.8 million that bears interest at 2.97% with monthly principal and interest payments through fiscal 2016.

A subsidiary of the Company has an outstanding note payable related to the purchase of mattress specialty retail stores formerly operated by Best Mattress, in the aggregate principal amount of $0.6 million that bears interest at 6.00% with quarterly principal and interest payments through fiscal 2016.

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

The Company recognized $23.8 million of income tax expense for the thirty-nine weeks ended October 28, 2014, compared to $27.8 million of income tax expense for the thirty-nine weeks ended October 29, 2013. The effective tax rate was 38.7% for the thirty-nine weeks ended October 28, 2014, compared to 38.5% for the thirty-nine weeks ended October 29, 2013. The effective tax rate of 38.7% for the current period differs from the federal statutory rate of 35.0% primarily due to state income taxes.

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Company and its subsidiaries are included in a consolidated income tax return in the U.S. federal jurisdiction and file separate income tax returns in several states. As of October 28, 2014, open tax years in federal and some state jurisdictions date back to October 2002 due to the taxing authorities’ ability to adjust operating loss carryforwards.

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

The Company has established a cumulative liability for unrecognized tax benefits of $0.4 million as of October 28, 2014 and January 28, 2014. Management does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next twelve months. Management accrued less than $0.1 million of interest on these unrecognized tax benefits as of October 28, 2014.

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

The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per share calculations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 28,	October 29,	October 28,
	2013	2014	2013	2014
Basic weighted average shares outstanding	33,878,241	34,285,572	33,848,032	34,149,531
Effect of dilutive securities:
Stock options	195,372	374,518	186,334	344,025
Restricted shares	40,534	64,109	38,941	68,818
Diluted weighted average shares outstanding	34,114,147	34,724,199	34,073,307	34,562,374

Diluted net income per common share for the thirteen and thirty-nine weeks ended October 28, 2014, excludes stock options for the purchase of 64,241 and 160,693 shares of common stock, respectively, as their inclusion would be anti-dilutive. Diluted net income per common share for the thirteen and thirty-nine weeks ended October 28, 2014, excludes non-vested restricted stock granted of 16,963 and 81,685 shares, respectively, as their inclusion would be anti-dilutive. Diluted net income per common share for the thirteen and thirty-nine weeks ended October 29, 2013, excludes stock options for the purchase of 327,101 shares of common stock as their inclusion would be anti-dilutive. Diluted net income per common share for the thirteen and thirty-nine weeks ended October 29, 2013, excludes non-vested restricted stock granted of 48,465 shares as their inclusion would be anti-dilutive.

Certain stock option and restricted stock awards contain vesting conditions based on specified stock price targets for the Company’s common stock as measured at each of the annual vesting dates (“market-based awards”). The Company includes such market-based awards in the determination of dilutive weighted average shares outstanding under the treasury stock method when, as of the date of determination, the specified stock price targets are met and the common stock shares pursuant to those awards become contingently issuable. Accordingly, the determination of diluted weighted average shares outstanding excludes, as of the date of determination, stock options for the purchase of 15,388 and  6,638 shares of common stock for the thirteen and thirty-nine weeks ended October 28, 2014, respectively, and 273,938 shares of common stock for the thirteen and thirty-nine weeks ended October 29, 2013,  and excludes 149,161  shares of non-vested restricted stock for the

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

thirteen and thirty-nine weeks ended October 28, 2014 and 70,566 shares of non-vested restricted stock for the thirteen and thirty-nine weeks ended October 29, 2013.

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

8. Stock-Based Compensation

2011 Omnibus Incentive Plan—On November 3, 2011, the Company’s board of directors and shareholders adopted the Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan to provide for the grant of equity-based awards to Company employees, directors and other service providers. A total of 4,206,000 shares of the Company’s common stock were reserved for grants under the 2011 Omnibus Incentive Plan. There were 2,321,252 shares available for future grants under the stock incentive plan as of October 28, 2014.

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

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the stock option grants, exercises, and forfeitures for the thirty-nine weeks ended October 28, 2014 (in thousands, except per share amounts):

		Weighted
		Average
	Stock	Exercise Price
	Options	Per Share
Outstanding, as of January 28, 2014	1,291	$23.32
Granted (a)	56	$55.89
Exercised (b)	(121)	$23.82
Forfeited	(143)	$34.32
Outstanding, as of October 28, 2014 (c)	1,083	$23.50
Exercisable, as of October 28, 2014 (d)	304	$21.21

(a)	The weighted average grant date fair value of stock options granted during the thirty-nine weeks ended October 28, 2014 was $32.10.

(b)

The aggregate intrinsic value of stock options exercised during the thirty-nine weeks ended October 28, 2014 was $3.1 million. The weighted average market price of shares exercised during the thirty‑nine weeks ended October 28, 2014 was $49.57.

(c)

Stock options outstanding as of October 28, 2014 have a weighted average remaining contractual term of 7.35 years and an aggregate intrinsic value of $43.6 million based on the market value of the Company’s common stock on October 28, 2014.

(d)

Stock options exercisable as of October 28, 2014 have a weighted average remaining contractual term of 7.23 years and an aggregate intrinsic value of $12.9 million based on the market value of the Company’s common stock on October 28, 2014.

Future vesting dates on the stock options range from November 17, 2014 to September 2, 2018, and expiration dates range from November 17, 2021 to September 2, 2024 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of October 28, 2014 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of October 28, 2014 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Time Based
$19.00 - $29.26	466	7.10	$19.55	125	7.11	$19.72
$36.84 - $57.05	152	9.17	$46.14	21	8.80	$40.52
Market Based
$19.00 - $29.26	448	6.94	$19.42	154	7.08	$19.32
$36.84 - $57.05	17	8.49	$36.84	4	8.49	$36.84

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

The following assumptions were used to calculate the fair value of the Company’s time-based stock options on the date of grant utilizing the Black- Scholes option pricing model:

Thirty-Nine Weeks Ended October 28, 2014
Weighted average expected life (in years)	6.25
Volatility factor	60%
Dividend yield	0%
Risk-free interest rate	1.95 to 2.08%

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

For the thirteen and thirty-nine weeks ended October 28, 2014, the Company recognized $0.8 million and $2.0 million, respectively, of compensation expense associated with stock option awards in general and administrative expenses in the consolidated statement of operations compared to $0.8 million and $1.9 million for the thirteen and thirty-nine weeks ended October 29, 2013, respectively. The Company did not capitalize any equity-based compensation costs related to stock options during the thirteen and thirty-nine weeks ended October 28, 2014 and October 29, 2013.

As of October 28, 2014, the Company estimates that a total of approximately $6.1 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 2.40 years for unvested stock option awards issued and outstanding.

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

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the restricted stock grants, vesting, and forfeitures for the thirty-nine weeks ended October 28, 2014 (in thousands, except per share amounts):

		Weighted
		Average
	Restricted	Fair
	Shares	Value
Outstanding, as of January 28, 2014	249	$29.93
Granted (a)	209	$39.68
Vested (b)	(92)	$30.33
Forfeited	(16)	$25.69
Unvested, as of October 28, 2014	350	$35.83

(a)	The total grant-date fair value of restricted stock awards granted during the period was $8.3 million.
(b)	The total fair value of awards vested during the thirty-nine weeks ended October 28, 2014 was $5.4 million.

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

The following assumptions were used to calculate the fair value of the Company’s market-based restricted stock on the grant date utilizing a Monte Carlo Simulation approach:

Thirty-Nine Weeks Ended October 28, 2014
Weighted average expected life (in years)	4
Volatility factor	40%
Dividend yield	0%
Risk-free interest rate	1.33 to 1.34%

For the thirteen and thirty-nine weeks ended October 28, 2014, the Company recognized $1.6 million and $3.0 million, respectively, of compensation expense associated with restricted stock awards in general and administrative expenses in the condensed consolidated statement of operations compared to $0.6 million and $1.3 million for the thirteen and thirty-nine weeks ended October 29, 2013, respectively. The Company did not capitalize any equity-based compensation costs related to restricted stock awards during the thirteen and thirty-nine weeks ended October 28, 2014 and October 29, 2013.

As of October 28, 2014, the Company estimates that a total of approximately $10.2 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 2.37 years for unvested restricted stock awards.

9. Subsequent Event

On November 5, 2014, the Company entered into an agreement to acquire substantially all of the mattress specialty retail assets and operations of Sleep America LLC (“Sleep America”), which operates 47 Sleep America retail stores in Arizona, for a total purchase price of approximately $12.5 million, subject to working capital and other customary adjustments. The acquisition, which is subject to customary closing conditions, is expected to close in the fourth fiscal quarter.

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

In this report, we refer to earnings before interest, taxes, depreciation and amortization and other adjustments (such as goodwill impairment charges, loss on store closings and acquisition expenses), or “Adjusted EBITDA.” Adjusted EBITDA is not a performance measure under accounting principles generally accepted in the United States, or “U.S. GAAP.” See “Adjusted EBITDA to Net Income Reconciliation” on page 33 and 34 for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Tuesday closest to January 31. Each fiscal year is described by the period of the calendar year that comprises the majority of the fiscal year period. For example, the fiscal year ending February 3, 2015 is described as “fiscal 2014.” Fiscal 2014 contains 53 weeks.

Executive Summary

Net sales during the thirteen and thirty-nine weeks ended October 28, 2014 improved $138.1 million and $303.0 million, respectively, from the comparable prior year levels as a result of the addition of new and acquired store units and an increase in comparable-store sales. Key results for the thirteen and thirty-nine weeks ended October 28, 2014 include:

•

Net income decreased $2.5 million to $15.6 million for the thirteen weeks ended October 28, 2014, compared to $18.1 million for the comparable prior year period. Net income decreased $6.7 million to $37.6 million for the thirty-nine weeks ended October 28, 2014, compared to $44.3 million for the comparable prior year period.

•

Income from operations for the thirteen weeks ended October 28, 2014 was $31.6 million. Excluding $12.1 million of acquisition-related expenses, enterprise resource planning (“ERP”) system implementation costs, and impairment and severance charges, adjusted income from operations was $43.7 million, and adjusted operating margin during the thirteen weeks ended October 28, 2014 decreased 60 basis-points from 10.0% during the thirteen weeks ended October 29, 2013 to 9.4% during the thirteen weeks ended October 28, 2014. This operating margin decrease on an adjusted basis (excluding acquisition-related and ERP system implementation costs) is comprised of a 80 basis-point decrease from sales and marketing expense deleverage, a 40 basis-point decrease from general and administrative expense deleverage, offset by a 80 basis-point increase in gross margin, and 20 basis-points of combined operating margin declines in other areas. Income from operations for the thirty-nine weeks ended October 28, 2014 was $74.0 million. Excluding $27.7 million of acquisition-related expenses, ERP system implementation costs and impairment and severance charges, adjusted income from operations was $101.7 million, and adjusted operating margin during the thirty-nine weeks ended October 28, 2014 decreased 80 basis-points from 9.2% during the thirty-nine weeks ended October 29, 2013 to 8.4% during the thirty-nine weeks ended October 28, 2014. This operating margin decrease on an adjusted basis (excluding acquisition-related, ERP system implementation costs and impairment and severance charges) is comprised of a 60 basis-point decrease from general and administrative expense deleverage, a 10 basis-point decline in gross margin, and 10 basis-points of combined operating margin declines in other areas. Acquisition-related costs for purposes of management’s discussion and analysis, which are included in the results of operations, consist of the acquisition-related costs as defined under U.S. GAAP, including advisory, legal, accounting, valuation, and other professional or consulting fees and, in addition, costs of integrating store and warehouse operations and corporate functions. ERP system implementation costs, which are included in the results of operations, consist primarily of training costs related to the roll-out of the Microsoft Dynamics AX for Retail ERP system. Impairment charges, which are included in results of operations, consist of an impairment of store assets. Severance expense, which is included in the results of operations, resulted from our realignment of our management structure at the beginning of the second fiscal quarter of fiscal 2014. (Adjusted income from operations is not a performance measure under U.S. GAAP. See “Reconciliation of Reported (U.S. GAAP) to Adjusted Statements of Operations Data” on page 35 and 36 for a reconciliation of net income as reported to adjusted net income.)

•

Adjusted EBITDA increased $13.3 million to $55.7 million for the thirteen weeks ended October 28, 2014, compared with $42.4 million for the comparable prior year period. Adjusted EBITDA as a percentage of net sales decreased to 12.0% during the thirteen weeks ended October 28, 2014, compared with 13.0% for the comparable prior year period. Adjusted EBITDA increased $25.1 million to $135.7 million for the thirty-nine weeks ended October 28, 2014, compared with $110.6 million for the comparable prior year period. Adjusted EBITDA as a percentage of net sales decreased to 11.2% during the thirty-nine weeks ended October 28, 2014, compared with 12.2% for the comparable prior year period. See “Adjusted EBITDA to Net Income Reconciliation” on page 33 and 34 for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

•

Net sales increased $138.1 million, or 42.3%, to $464.3 million for the thirteen weeks ended October 28, 2014, compared to $326.2 million for the comparable prior year period primarily as the result of an increase in the number of stores we operated and an increase in comparable-store sales. Comparable-store sales increased 8.5% during the thirteen weeks ended October 28, 2014. Net sales increased $303.0 million, or 33.5%, to $1,207.7 million for the thirty-nine weeks ended October 28, 2014, compared to $904.7 million for the comparable prior year period primarily as the result of an increase in the number of stores we operated and an increase in comparable-store sales. Comparable-store sales increased 7.6% during the thirty-nine weeks ended October 28, 2014.

The components of the net sales increase for the thirteen and thirty-nine weeks ended October 28, 2014 as compared to the thirteen and thirty-nine weeks ended October 29, 2013 were as follows (in millions):

	Progression in Net Sales
	Thirteen Weeks Ended October 28, 2014	Thirty-Nine Weeks Ended October 28, 2014
Net sales for prior year period	$326.2	$904.7
Increase (decrease) in net sales:
Comparable-store sales	27.2	67.5
New stores	47.9	123.7
Acquired stores	67.3	126.1
Closed stores	(4.3)	(14.3)
Increase in net sales, net	138.1	303.0
Net sales for current year period	$464.3	$1,207.7
% increase	42.3%	33.5%

•	The components of net sales by major category of product and services were as follows (in millions):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 29,	% of	October 28,	% of	October 29,	% of	October 28,	% of
	2013	Total	2014	Total	2013	Total	2014	Total
Conventional mattresses	$151.7	46.5%	$208.4	44.9%	$421.8	46.6%	$567.6	47.0%
Specialty mattresses	144.5	44.3%	211.9	45.6%	403.5	44.6%	525.7	43.5%
Furniture and accessories	24.3	7.5%	35.7	7.7%	62.6	6.9%	91.4	7.6%
Total product sales	320.5	98.3%	456.0	98.2%	887.9	98.1%	1,184.7	98.1%
Delivery service revenues	5.7	1.7%	8.3	1.8%	16.8	1.9%	23.0	1.9%
Total net sales	$326.2	100.0%	$464.3	100.0%	$904.7	100.0%	$1,207.7	100.0%

•	The activity with respect to the number of company-operated store units was as follows:

	Thirteen Weeks Ended October 28, 2014	Thirty-Nine Weeks Ended October 28, 2014
Store units, beginning of period	1,480	1,225
New stores	54	163
Acquired stores	460	619
Closed stores	(8)	(21)
Store units, end of period	1,986	1,986

•	Operating cash flows were $21.3 million and $79.6 million during the thirteen and thirty-nine weeks ended October 28, 2014.

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

•

We funded the cash requirements of the Yotes and Southern Max acquisitions using cash reserves and revolver borrowings. We raised $100 million of incremental term borrowings under the 2012 Senior Credit Facility to fund the cash requirements of the Sleep Experts acquisition and to pay down outstanding revolver borrowings.  The new incremental term borrowings were scheduled to mature in January 2016 and were subject to the same interest rate as the existing outstanding incremental borrowings under the 2012 Senior Credit Facility.  These term borrowings were repaid in October 2014 using the proceeds of the 2014 Senior Credit Facility.

•

On June 4, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Mattress Liquidators, Inc., which operated Mattress King retail stores in Colorado and BedMart retail stores in Arizona. The acquisition was for an aggregate purchase price of approximately $33.0 million, including working capital adjustments, and relates to the operations of 67 mattress specialty retail stores primarily in Colorado and Arizona. The purchase price consisted of cash of $29.5 million funded by cash reserves and revolver borrowings, as well as a $3.5 million seller note, payable in quarterly installments over two years. We currently operate Mattress Firm stores in these markets and substantially completed the rebranding of the acquired stores during the third fiscal quarter.

•

On September 8, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Best Mattress Co., Inc., which operated Mattress Discounters retail stores in Pennsylvania, related to the operation of 15 mattress specialty retail stores, for a total purchase price of approximately $6.2 million, giving effect to certain preliminary adjustments, and is subject to further customary adjustments. The purchase price consisted of cash of $5.6 million funded by cash reserves and revolver borrowings, as well as a $0.6 million seller note, payable in quarterly installments over two years.

•

On September 30, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Back to Bed Inc., M World Mattress LLC, MCStores LLC and TBE Orlando LLC, which operated Back to Bed and Bedding Experts retail stores in Illinois, Indiana and Wisconsin and Bedding Experts and Mattress Barn retail stores in Florida, related to the operation of 131 mattress specialty retail stores, for a total purchase price of approximately $60.3 million, giving effect to certain preliminary adjustments, and is subject to further customary adjustments. The purchase price consisted of cash of $60.3 million funded by cash reserves and revolver borrowings, of which $19.0 million was placed in escrow.

•

On October 20, 2014, we acquired 100% of the outstanding equity interests in The Sleep Train, Inc., which operates Sleep Train,  Sleep Country,  Mattress Discounters,  America’s Mattress and Got Sleep retail stores in California, Washington, Oregon, Nevada, Idaho and Hawaii, related to the operation of 314 mattress specialty retail stores, for a total purchase price of approximately $448.2 million, giving effect to certain preliminary adjustments, and is subject to further customary adjustment, along with the assumption of certain additional liabilities totaling approximately $15 million. The Company expects to receive future annual cash income tax benefits of approximately $11 million over the next 15 years from deductible tax basis goodwill generated from the transaction, subject to the Company’s ability to generate future taxable income.  The purchase price consisted of cash of $388.1 million (net of $15.9 million of cash acquired), of which $49.0 million was placed in escrow, and $44.2 million delivered in the form of 745,107 shares of common stock, par value $0.01 per share, of Mattress Firm Holding Corp. common stock as calculated in accordance with the terms of the purchase agreement.

•

Concurrently with the closing of the Sleep Train acquisition, we entered into a new senior secured credit facility with Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and UBS Securities LLC, as joint bookrunning managers and joint lead arrangers. The senior secured credit facility is comprised of (i) an asset based revolver of $125 million that includes a sublimit for letters of credit and swingline loans, subject to certain conditions and limits and (ii) a term loan B borrowing of $720 million (See Note 4). Approximately $49 million of the availability under the asset based revolver were drawn at closing to fund the Sleep Train acquisition.

•

At October 28, 2014, there were $35 million in outstanding revolver borrowings, $3.2 million outstanding standby letters of credit, and additional borrowing capacity of $49.2 million under the 2014 Senior Credit Facility.

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

Other expense, net includes interest income, interest expense and loss on early debt extinguishments. Interest expense includes interest on outstanding debt, amortization of debt discounts, and amortization of financing costs.

Results of Operations

The following table presents the consolidated historical financial operating data for our business for each period indicated (amounts in thousands). The historical results are not necessarily indicative of results to be expected for any future period.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 29,	% of	October 28,	% of	October 29,	% of	October 28,	% of
	2013	Sales	2014	Sales	2013	Sales	2014	Sales
Net sales	$326,233	100.0%	$464,278	100.0%	$904,731	100.0%	$1,207,731	100.0%
Costs of sales	200,267	61.4%	281,323	60.6%	553,878	61.2%	740,522	61.3%
Gross profit from retail operations	125,966	38.6%	182,955	39.4%	350,853	38.8%	467,209	38.7%
Franchise fees and royalty income	1,655	0.5%	1,238	0.3%	4,342	0.5%	3,516	0.3%
Total gross profit	127,621	39.1%	184,193	39.7%	355,195	39.3%	470,725	39.0%
Sales and marketing expenses	74,605	22.9%	109,632	23.7%	214,104	23.7%	285,295	23.7%
General and administrative expenses	21,225	6.5%	42,783	9.2%	60,143	6.6%	110,358	9.1%
Loss on store closings and impairment of store assets	(5)	—%	133	—%	739	0.1%	1,039	0.1%
Income from operations	31,796	9.7%	31,645	6.8%	80,209	8.9%	74,033	6.1%
Other expense, net	2,543	0.7%	6,355	1.4%	8,185	0.9%	12,640	1.0%
Income before income taxes	29,253	9.0%	25,290	5.4%	72,024	8.0%	61,393	5.1%
Income tax expense	11,117	3.4%	9,677	2.0%	27,756	3.1%	23,762	2.0%
Net income	$18,136	5.6%	$15,613	3.4%	$44,268	4.9%	$37,631	3.1%

Thirteen Weeks Ended October 28, 2014 Compared to Thirteen Weeks Ended October 29, 2013

Net sales.  Net sales increased $138.1 million, or 42.3%, to $464.3 million during the thirteen weeks ended October 28, 2014, compared to $326.2 million during the thirteen weeks ended October 29, 2013 primarily as a result of an increase in the number of stores we operated and an increase in comparable-store sales. The components of the net sales increase for the thirteen weeks ended October 28, 2014 as compared to the thirteen weeks ended October 29, 2013 were as follows (in millions):

Progression in Net Sales
Thirteen Weeks Ended October 28, 2014
Net sales for prior year period	$326.2
Increase (decrease) in net sales:
Comparable-store sales	27.2
New stores	47.9
Acquired stores	67.3
Closed stores	(4.3)
Increase in net sales, net	138.1
Net sales for current year period	$464.3
% increase	42.3%

Comparable-store net sales increased 8.5%, which was primarily the result of a combination of an increase in unit sales, particularly driven by conventional mattress sales and a focus on keeping stock in the stores, and an increase in average ticket, driven primarily by specialty mattress sales. The increase in our net sales from new stores was the result of 196 new stores opened at various times during the fifty-two week period ended October 28, 2014, including 54 stores opened during the thirteen week period ended October 28, 2014, prior to their inclusion in the comparable-store sales calculation which begins with the thirteenth full fiscal period of operations. The increase in net sales from acquired stores was the result of the acquisitions of five former Mattress People stores in November 2013, 39 stores formerly operated by Perfect Mattress in December 2013, two stores formerly operated by Mattress Expo in December 2013, 34 stores formerly operated by Yotes in March 2014, three stores formerly operated by Southern Max in March 2014, 55 Sleep Experts stores in April 2014, 67 stores formerly operated by Mattress Liquidators in June 2014, 15 stores formerly operated by Best Mattress in September 2014,131 stores formerly operated by Back to Bed in September 2014 and 314 Sleep Train stores in October 2014. We closed 30 stores during the fifty-two week period ended October 28, 2014, including 8 stores during the thirteen week period ended October 28, 2014. We operated 1,986 stores at October 28, 2014, compared with 1,155 stores at October 29, 2013.

Cost of sales.  Cost of sales increased $81.1 million, or 40.5%, to $281.3 million during the thirteen weeks ended October 28, 2014, compared to $200.3 million during the thirteen weeks ended October 29, 2013. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales decreased to 60.6% during the thirteen weeks ended October 28, 2014, as compared to 61.4% for the comparable prior year period.

Product costs increased by $49.3 million, or 39.1%, to $175.3 million during the thirteen weeks ended October 28, 2014, compared with $126.0 million during the thirteen weeks ended October 29, 2013. The increase in the amount of product costs is primarily the result of the corresponding increase in net sales. Product costs as a percentage of net sales decreased to 37.8% during the thirteen weeks ended October 28, 2014 from 38.6% during the thirteen weeks ended October 29, 2013. The decrease in product costs as a percentage of net sales is largely the result of prior year sales initiatives which resulted in an increase in unit sales at lower product margins in the comparable prior year period.

Store and warehouse occupancy costs, consisting primarily of lease related costs of rented facilities, increased $19.4 million, or 45.1%, to $62.4 million during the thirteen weeks ended October 28, 2014, compared to $43.0 million for the corresponding prior year period. The increase in the amount of store and warehouse occupancy costs during the thirteen weeks ended October 28, 2014 was mainly attributable to the increase in the number of stores we operated and the warehouse operations in a number of new markets opened or acquired. Store and warehouse occupancy costs as a percentage of net sales increased to 13.4% during the thirteen weeks ended October 28, 2014, compared to 13.2% during the thirteen weeks ended October 29, 2013. The increase in store and warehouse occupancy costs as a percentage of net sales during the thirteen weeks ended October 28, 2014 was mostly attributable to our entrance into new markets that resulted in less scale and cost leverage relative to established markets, partially offset by leverage generated from comparable-store sales growth in our established markets.

Depreciation expense related to leasehold improvements and other fixed assets used in stores and warehouse operations increased $2.0 million, or 29.8%, to $8.7 million, during the thirteen weeks ended October 28, 2014, compared to $6.7 million during the thirteen weeks ended October 29, 2013. The increase in expense was primarily attributable to the increase in the number of stores we operated during the thirteen weeks ended October 28, 2014, as compared with the comparable prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $10.4 million, or 42.2%, to $35.0 million during the thirteen weeks ended October 28, 2014, compared to $24.6 million during the thirteen weeks ended October 29, 2013, primarily as a result of the increase in net sales and in the increased number of stores we operated during the thirteen weeks ended October 28, 2014, as compared with the corresponding prior year period.

Gross profit from retail operations.  As a result of the above, gross profit from retail operations increased $57.0 million, or 45.2%, to $183.0 million during the thirteen weeks ended October 28, 2014, compared with $126.0 million during the thirteen weeks ended October 29, 2013. Gross profit from retail operations as a percentage of net sales increased to 39.4% during the thirteen weeks ended October 28, 2014, as compared to 38.6% during the thirteen weeks ended October 29, 2013, for the reasons discussed above.

Franchise fees and royalty income.  Franchise fees and royalty income decreased $0.5 million, or 25.2%, to $1.2 million during the thirteen weeks ended October 28, 2014, compared to $1.7 million during the thirteen weeks ended October 29, 2013 primarily as a result of our acquisitions of certain formerly franchised operations, as described above. Our franchisees operated 111 stores at October 28, 2014, compared with 171 stores at October 29, 2013.

Sales and marketing expenses.  Sales and marketing expenses increased $35.0 million, or 47.0%, to $109.6 million during the thirteen weeks ended October 28, 2014, compared to $74.6 million during the thirteen weeks ended October 29, 2013. Sales and marketing expenses as a percentage of net sales increased to 23.7% during the thirteen weeks ended October 28, 2014, compared to 22.9% during the thirteen weeks ended October 29, 2013. The components of sales and marketing expenses are explained below.

Advertising expense increased $12.2 million, or 45.6%, to $39.0 million during the thirteen weeks ended October 28, 2014, from $26.8 million during the thirteen weeks ended October 29, 2013. The increase in the amount of advertising spend was a result of our expansion into new markets from acquisitions and new store additions.  Advertising expense as a percentage of net sales increased to 8.4% during the thirteen weeks ended October 28, 2014, compared to 8.2% during the thirteen weeks ended October 29, 2013. We receive funds from time to time from certain vendors for the advertisement of their products, and we recognize these funds as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $4.8 million during the thirteen weeks ended October 28, 2014, compared with $3.8 million during the thirteen weeks ended October 29, 2013.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, but also including costs incurred to accept payments from our customers, such as credit card and third party finance fees, increased $22.8 million, or 47.7%, to $70.6 million during the thirteen weeks ended October 28, 2014, compared to $47.8 million during the thirteen weeks ended October 29, 2013, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales increased to 15.2% during the thirteen weeks ended October 28, 2014, compared to 14.7% during the thirteen weeks ended October 29, 2013.

General and administrative expenses.  General and administrative expenses increased $21.6 million, or 101.6%, to $42.8 million for the thirteen weeks ended October 28, 2014, compared to $21.2 million for the thirteen weeks ended October 29, 2013. The increase in general and administrative expenses was primarily a result of our growth, including a $9.8 million increase in wages, benefits and stock-based compensation resulting from employee additions to our corporate office, a $9.5 million increase in acquisition-related costs, a $1.2 million increase in ERP implementation training costs and a $1.1 million increase in various other general and administrative expense categories. General and administrative expenses as a percentage of net sales increased to 9.2% during the thirteen weeks ended October 28, 2014, compared to 6.5% for the comparable prior year period. The increase in general and administrative expenses as a percentage of net sales is primarily due to the increase in acquisition-related costs noted above, an increase in cost of administrative labor as a percentage of net sales and increases in various other areas.  General and administrative expenses for the thirteen weeks ended October 28, 2014 and October 29, 2013 included $12.1 million and $1.0 million, respectively, of primarily acquisition-related costs, ERP implementation training costs, and impairment and severance charges. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

Loss on store closings and impairment of store assets.  Loss on store closings and impairment of store assets was $0.1 million for the thirteen weeks ended October 28, 2014, compared to a gain of less than $0.1 million for the thirteen weeks ended October 29, 2013.

Other expense, net.  Other expense, net, for both periods consisted primarily of interest expense and a loss on early debt extinguishment. Interest expense, net increased $1.6 million, or 59.9%, to $4.1 million for the thirteen weeks ended October 28, 2014, compared to $2.5 million for the thirteen weeks ended October 29, 2013 primarily as a result of an increase in term and revolver borrowings as compared to the prior year period. We incurred a $2.3 million loss on early debt extinguishment related to the refinancing of our 2012 Senior Credit Facility.

Income tax expense.  We recognized $9.7 million of income tax expense during the thirteen weeks ended October 28, 2014, compared to $11.1 million of income tax expense during the thirteen weeks ended October 29, 2013. The effective tax rate was 38.3% during the thirteen weeks ended October 28, 2014 and 38.0% during the thirteen weeks ended October 29, 2013.

Net income.  As a result of the above, net income was $15.6 million during the thirteen weeks ended October 28, 2014 compared to $18.1 million during the thirteen weeks ended October 29, 2013.

Thirty-Nine Weeks Ended October 28, 2014 Compared to Thirty-Nine Weeks Ended October 29, 2013

Net sales.  Net sales increased $303.0 million, or 33.5%, to $1,207.7 million during the thirty-nine weeks ended October 28, 2014, compared to $904.7 million during the thirty-nine weeks ended October 29, 2013 primarily as a result of an increase in the number of stores we operated and an increase in comparable-store sales. The components of the net sales increase for the thirty-nine weeks ended October 28, 2014 as compared to the thirty-nine weeks ended October 29, 2013 were as follows (in millions):

Progression in Net Sales
Thirty-Nine Weeks Ended October 28, 2014
Net sales for prior year period	$904.7
Increase (decrease) in net sales:
Comparable-store sales	67.5
New stores	123.7
Acquired stores	126.1
Closed stores	(14.3)
Increase in net sales, net	303.0
Net sales for current year period	$1,207.7
% increase	33.5%

Comparable-store net sales increased 7.6%, which was primarily the result of an increase in unit sales driven by sales initiatives implemented during the second half of fiscal 2013 that encouraged our sales associates to improve sales productivity and an increase in average ticket for specialty mattress sales. The increase in our net sales from new stores was the result of 196 new stores opened at various times during the fifty-two week period ended October 28, 2014, including 163 stores opened during the thirty-nine weeks ended October 28, 2014, prior to their inclusion in the comparable-store sales calculation which begins with the thirteenth full fiscal period of operations. The increase in net sales from acquired stores was the result of the acquisitions of five former Mattress People stores in November 2013, 39 stores formerly operated by Perfect Mattress in December 2013, two stores formerly owned by Mattress Expo in December 2013, 34 stores formerly operated by Yotes in March 2014, three stores formerly operated by Southern Max in March 2014, 55 Sleep Experts stores in April 2014, 67 stores formerly owned by Mattress Liquidators in June 2014, 15 stores formerly owned by Best Mattress in September 2014, 131 stores formerly owned by Back to Bed in September 2014 and 314 Sleep Train stores in October 2014. We closed 30 stores during the fifty-two week period ended October 28, 2014, including 21 stores during the thirty-nine week period ended October 28, 2014.

Cost of sales.  Cost of sales increased $186.6 million, or 33.7%, to $740.5 million during the thirty-nine weeks ended October 28, 2014, compared to $553.9 million during the thirty-nine weeks ended October 29, 2013. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales increased to 61.3% during the thirty-nine weeks ended October 28, 2014, as compared to 61.2% for the comparable prior year period.

Product costs increased by $114.4 million, or 33.6%, to $454.7 million during the thirty-nine weeks ended October 28, 2014, compared with $340.3 million during the thirty-nine weeks ended October 29, 2013. The increase in the amount of product costs was the result of the corresponding increase in net sales. Product costs as a percentage of net sales remained flat at 37.6% during both the thirty-nine weeks ended October 28, 2014 and October 29, 2013.

Store and warehouse occupancy costs, consisting primarily of lease related costs of rented facilities, increased $42.2 million, or 33.6%, to $168.0 million during the thirty-nine weeks ended October 28, 2014, compared to $125.8 million for the corresponding prior year period. The increase in the amount of store and warehouse occupancy costs during the thirty-nine weeks ended October 28, 2014 was mainly attributable to the increase in the number of stores we operated and the warehouse operations in a number of new markets opened during the previous fifty-two week period. Store and warehouse occupancy costs as a percentage of net sales remained flat at 13.9% during the thirty-nine weeks ended October 28, 2014 and October 29, 2013.

Depreciation expense related to leasehold improvements and other fixed assets used in stores and warehouse operations increased $6.0 million, or 32.4%, to $24.5 million, during the thirty-nine weeks ended October 28, 2014, compared to $18.5 million during the thirty-nine weeks ended October 29, 2013. The increase in expense was primarily attributable to the increase in the number of stores we operated during the thirty-nine weeks ended October 28, 2014, as compared to the comparable prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $24.1 million, or 34.6%, to $93.4 million during the thirty-nine weeks ended October 28, 2014, compared to $69.3 million during the thirty-nine weeks ended October 29, 2013, primarily as a result of the increase in net sales and in the increase in the number of stores we operated during the thirty-nine weeks ended October 28, 2014, as compared to the corresponding prior year period.

Gross profit from retail operations.  As a result of the above, gross profit from retail operations increased $116.3 million, or 33.2%, to $467.2 million during the thirty-nine weeks ended October 28, 2014, compared with $350.9 million during the thirty-nine weeks ended October 29, 2013. Gross profit from retail operations as a percentage of net sales decreased to 38.7% during the thirty-nine weeks ended October 28, 2014, as compared to 38.8% during the thirty-nine weeks ended October 29, 2013, for the reasons discussed above.

Franchise fees and royalty income.  Franchise fees and royalty income decreased $0.8 million, or 19.0%, to $3.5 million for the thirty-nine weeks ended October 28, 2014, compared to $4.3 million during the corresponding prior year period. The decrease in income was primarily a result of our acquisitions of certain formerly franchised operations, as described above.

Sales and marketing expenses.  Sales and marketing expenses increased $71.2 million, or 33.3%, to $285.3 million during the thirty-nine weeks ended October 28, 2014, compared to $214.1 million during the thirty-nine weeks ended October 29, 2013. Sales and marketing expenses as a percentage of net sales remained flat at 23.7% during  both the thirty-nine weeks ended October 28, 2014 and the thirty-nine weeks ended October 29, 2013. The components of sales and marketing expenses are explained below.

Advertising expense increased $23.5 million, or 29.8%, to $102.4 million during the thirty-nine weeks ended October 28, 2014, from $78.9 million during the thirty-nine weeks ended October 29, 2013. The increase in the amount of advertising spend was mainly attributable to increased spending to enhance our market share in many of our established markets and, to a lesser extent, our expansion into new markets. Advertising expense as a percentage of net sales decreased to 8.5% during the thirty-nine weeks ended October 28, 2014, compared to 8.7% during the thirty-nine weeks ended October 29, 2013, primarily due to generating greater leverage from the increase in net sales in certain markets. We receive funds from time to time from certain vendors for the advertisement of their products, and we recognize these funds as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $9.4 million during the thirty-nine weeks ended October 28, 2014, compared with $7.4 million during the thirty-nine weeks ended October 29, 2013.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, but also including costs incurred to accept payments from our customers, such as credit card and third party finance fees, increased $47.7 million, or 35.3%, to $182.9 million during the thirty-nine weeks ended October 28, 2014, compared to $135.2 million during the thirty-nine weeks ended October 29, 2013, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales increased to 15.1% during the thirty-nine weeks ended October 28, 2014, as compared to 14.9% during the thirty-nine weeks ended October 29, 2013.

General and administrative expenses.  General and administrative expenses increased $50.3 million, or 83.5%, to $110.4 million for the thirty-nine weeks ended October 28, 2014, compared to $60.1 million for the thirty-nine weeks ended October 29, 2013. The increase in general and administrative expenses was primarily a result of our growth, including a $22.5 million increase in wages, benefits and stock-based compensation resulting from employee additions to our corporate office, a $19.5 million increase in acquisition-related costs, a $2.9 million increase in ERP implementation training costs and a $5.4 million increase in various other general and administrative expense categories. General and administrative expenses as a percentage of net sales increased to 9.1% during the thirty-nine weeks ended October 28, 2014, compared to 6.6% for the comparable prior year period. The increase in general and administrative expenses as a percentage of net sales is primarily due to the increase in acquisition-related costs noted above, an increase in cost of administrative labor as a percentage of net sales and increases in various other areas.  General and administrative expenses for the thirty-nine weeks ended October 28, 2014 and October 29, 2013 included $27.7 million and $3.0 million, respectively, of acquisition-related costs, ERP implementation training costs, and impairment and severance charges. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

Loss on store closings and impairment of store assets.  Loss on store closings and impairment of store assets increased $0.3 million to $1.0 million during the thirty-nine weeks ended October 28, 2014, compared to $0.7 million for the thirty-nine weeks ended October 29, 2013, primarily as a result of an increase of $0.4 million in store-level fixed asset impairment charges over the prior year period, offset by a decrease of $0.1 million in the amount of remaining lease commitments on stores that we closed during respective periods.

Other expense, net.  Other expense, net, for both periods consisted primarily of interest expense and a loss on early debt extinguishment. Interest expense increased $2.2 million, or 26.5%, to $10.4 million during the thirty-nine weeks ended October 28, 2014, compared to $8.2 million during the thirty-nine weeks ended October 29, 2013, primarily as a result of an increase in term and revolver borrowings as compared to the prior year period. We incurred a $2.3 million loss on early debt extinguishment related to the refinancing of our 2012 Senior Credit Facility.

Income tax expense.  We recognized $23.8 million of income tax expense during the thirty-nine weeks ended October 28, 2014, compared to $27.8 million of income tax expense during the thirty-nine weeks ended October 29, 2013. The effective tax rate was 38.7% during the thirty-nine weeks ended October 28, 2014, compared to 38.5% during the thirty-nine weeks ended October 29, 2013.

Our estimated full year effective tax rate for Fiscal 2014 is 39.2%, which is above the federal statutory rate of 35.0% primarily due to state income taxes.

Net income.  As a result of the above, net income was $37.6 million during the thirty-nine weeks ended October 28, 2014 compared to $44.3 million during the thirty-nine weeks ended October 29, 2013.

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

Liquidity and Capital Resources

The following table summarizes the principal elements of our cash flows (in thousands):

	Thirty-Nine Weeks Ended
	October 29,	October 28,
	2013	2014
Total cash provided by (used in):
Operating activities	$70,936	$79,556
Investing activities	(43,382)	(616,011)
Financing activities	(26,872)	518,503
Net increase (decrease) in cash and cash equivalents	682	(17,952)
Cash and cash equivalents, beginning of period	14,556	22,878
Cash and cash equivalents, end of period	$15,238	$4,926

Operating cash flows.  Net cash provided by operating activities was $79.6 million for the thirty-nine weeks ended October 28, 2014, compared to $70.9 million for the thirty-nine weeks ended October 29, 2013. The $8.7 million increase in cash flows from operating activities as compared to the prior year period was primarily due to changes in operating assets and liabilities related to normal fluctuations in the timing of cash collections and cash requirements which provided an additional $4.5 million in cash.  Although net income decreased by $6.7 million from the thirty-nine weeks ended October 28, 2014 compared to the thirty-nine weeks ended October 29, 2013, the add-back of non-cash charges such as depreciation expense resulted in an additional $10.9 million increase resulting in a net increase to cash of $4.2 million.

Investing cash flows.  Net cash used in investing activities was $616.0 million for the thirty-nine weeks ended October 28, 2014, compared to net cash used of $43.4 million for the thirty-nine weeks ended October 29, 2013.  The $572.6 million increase was primarily due to a $559.0 million increase in cash used for acquisitions during the thirty-nine weeks ended October 28, 2014.  In addition, capital expenditures increased $13.6 million primarily due to new store openings. We opened 163 new stores during the thirty-nine weeks ended October 28, 2014, compared to 121 new stores in the thirty-nine weeks ended October 29, 2013.

Financing cash flows.  Net cash provided by financing activities was $518.5 million for the thirty-nine weeks ended October 28, 2014, compared to net cash used of $26.9 million for the thirty-nine weeks ended October 29, 2013. The $545.4 million increase in cash provided by financing activities was primarily the result of net increased borrowings of $553.2 million which were used to finance acquisitions, an increase of $1.7 million of cash provided by the exercise of common stock options, and a $1.3 million increase of cash provided by the excess tax benefits associated with stock-based awards, partially offset by debt issuance costs of $10.2 million related to the 2014 Senior Credit Facility and an increase of $0.6 million of cash used for the purchase of vested stock-based awards.

Covenant Compliance

The 2014 Senior Credit Facility requires us to comply on a quarterly basis with one financial covenant, which is a minimum fixed charge coverage ratio.  This financial covenant is measured using, among other things, Adjusted EBITDA of Mattress Holding Corp. and its subsidiaries, as adjusted to include pro forma results of new stores.

At October 28, 2014, there were $35 million in outstanding revolver borrowings under the 2014 Senior Credit Facility. There were standby letters of credit outstanding in the amount of $3.2 million and additional borrowing capacity of $49.2 million.

For more information about the restrictive covenants imposed on us by the 2014 Senior Credit Facility, please see “Risk Factors” in this Quarterly Report on Form 10-Q.

We were in compliance with the sole financial covenant required under the 2014 Senior Credit Facility as of October 28, 2014. We believe that we will be able to maintain compliance with the covenant required under our debt facilities for the next twelve months without amending the credit facility or requesting waivers from the lenders that are party to the agreement.

Seasonality

Our business is subject to seasonal fluctuations. We generally have experienced more sales and a greater portion of income during the second and third quarters of our fiscal year due to a concentration of summer season holidays, including Memorial Day, the Fourth of July and Labor Day, and other seasonal factors.

Adjusted EBITDA to Net Income Reconciliation

Adjusted EBITDA is defined as net income before income tax expense, interest income, interest expense, depreciation and amortization (“EBITDA”), without giving effect to non-cash goodwill and intangible asset impairment charges, gains or losses on store closings and impairment of store assets, gains or losses related to the early extinguishment of debt, financial sponsor fees and expenses, non-cash charges related to stock-based awards and other items that are excluded by management in reviewing the results of operations. We have presented Adjusted EBITDA because we believe that the exclusion of these items is appropriate to provide additional information to investors about our ongoing operating performance excluding certain non-cash and other items and to provide additional information with respect to our ability to comply with various covenants in documents governing our indebtedness and as a means to evaluate our period-to-period results. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. We have provided this information to analysts, investors and other third parties to enable them to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of our ongoing operations. Management also uses Adjusted EBITDA to determine executive incentive compensation payment levels. In addition, our compliance with certain covenants under our 2014 Senior Credit Facility that are calculated based on similar measures and differ from Adjusted EBITDA primarily by the inclusion of pro forma results for acquired businesses in those similar measures. Other companies in our industry may calculate Adjusted EBITDA differently than we do. Adjusted EBITDA is not a measure of performance under U.S. GAAP and should not be considered as a substitute for net income prepared in accordance with U.S. GAAP. Adjusted EBITDA has significant limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the additional limitations to the use of Adjusted EBITDA are:

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplemental measure. The following table contains a reconciliation of our net income determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 28,	October 29,	October 28,
	2013	2014	2013	2014
Net income	$18,136	$15,613	$44,268	$37,631
Income tax expense	11,117	9,677	27,756	23,762
Interest expense, net	2,543	4,067	8,185	10,352
Depreciation and amortization	7,687	10,101	21,128	28,302
Intangible assets and other amortization	660	917	1,813	2,528
EBITDA	40,143	40,375	103,150	102,575
Loss on store closings and impairment of store assets	(5)	133	739	1,039
Loss from debt extinguishment	—	2,288	—	2,288
Stock-based compensation	1,349	2,416	3,203	4,973
Vendor new store funds(a)	229	(391)	1,212	(834)
Acquisition-related expenses(b)	8	10,058	458	20,759
Other(c)	697	856	1,885	4,882
Adjusted EBITDA	$42,421	$55,735	$110,647	$135,682

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

(c)

Consists of various items that management excludes in reviewing the results of operations, including $1.9 million and $0.7 million of ERP system implementation costs incurred during the thirteen weeks ended October 28, 2014 and October 29, 2013, respectively, and $4.8 million and $1.9 million of such costs incurred during the thirty-nine weeks ended October 28, 2014 and October 29, 2013, respectively.

Reconciliation of Reported (U.S. GAAP) to Adjusted Statements of Operations Data

(In thousands, except share and per share amounts)

The following table provides a reconciliation of our “As Adjusted” statements of operations data for the thirteen and thirty-nine weeks ended October 29, 2013 and October 28, 2014 with the most directly comparable financial measures in our “As Reported”, or U.S. GAAP, statements of operations data. Our “As Adjusted” data is considered a non-U.S. GAAP financial measure and is not in accordance with, or preferable to, “As Reported,” or U.S. GAAP, financial data. However, we are providing this information as we believe it may enhance year-over-year comparisons for investors and financial analysts

	Thirteen Weeks Ended
	October 29, 2013					October 28, 2014
	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*
As Reported	$31,796	$29,253	$18,136	34,114,147	$0.53	$31,645	$25,290	$15,613	34,724,199	$0.45
% of sales	9.7%	9.0%	5.6%			6.8%	5.4%	3.4%
Acquisition-related costs (1)	—	—	—		—	10,058	10,058	6,140		0.18
ERP system implementation costs (2)	986	986	605		0.02	1,982	1,982	1,209		0.03
Other (3)	—	—	—		—	18	2,306	1,408		0.04
Total adjustments	986	986	605	—	0.02	12,058	14,346	8,757	—	0.25
As Adjusted	$32,782	$30,239	$18,741	34,114,147	$0.55	$43,703	$39,636	$24,370	34,724,199	$0.70
% of sales	10.0%	9.3%	5.7%			9.4%	8.5%	5.2%

	Thirty-Nine Weeks Ended
	October 29, 2013					October 28, 2014
	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*
As Reported	$80,209	$72,024	$44,268	34,073,307	$1.30	$74,033	$61,393	$37,631	34,562,374	$1.10
% of sales	8.9%	8.0%	4.9%			6.1%	5.1%	3.1%
Acquisition-related costs (1)	450	450	276		0.01	20,759	20,759	12,680		0.37
ERP system implementation costs (2)	2,831	2,831	1,736		0.05	5,071	5,071	3,097		0.09
Other (3)	—	—	—		—	1,851	4,139	2,528		0.07
Total adjustments	3,281	3,281	2,012	—	0.06	27,681	29,969	18,305	—	0.53
As Adjusted	$83,490	$75,305	$46,280	34,073,307	$1.36	$101,714	$91,362	$55,936	34,562,374	$1.62
% of sales	9.2%	8.3%	5.1%			8.4%	7.6%	4.6%

*Due to rounding to the nearest cent, totals may not equal the sum of the lines in the table above.

(1)    Acquisition-related costs, which are included in the “As Reported” results of operations, consist of acquisition-related costs as defined under U.S. GAAP, including advisory, legal, accounting, valuation, and other professional or consulting fees and, in addition, costs of integrating store and warehouse operations and corporate functions that are not expected to recur as acquisitions are absorbed. On June 14, 2013, we acquired the assets and operations of Olejo, Inc., an online retailer primarily focused on mattresses and bedding-related products. On November 13, 2013, we acquired the equity interests of NE Mattress People, LLC (“Mattress People”), including five mattress specialty retail stores. On December 10, 2013, we acquired the assets and operations of Perfect Mattress of Wisconsin, LLC (“Perfect Mattress”), including 39 mattress specialty retail stores. On December 31, 2013, we acquired the assets and operations of two mattress specialty retail stores in Houston, Texas (“Mattress Expo”). On March 3, 2014, we acquired the assets and operations of  Yotes, Inc. (“Yotes”), including 34 mattress specialty retail stores. On March 3, 2014, we acquired the Virginia assets and operations of Southern Max LLC (“Southern Max”), including three mattress specialty retail stores. On April 3, 2014, we acquired the outstanding partnership interests in Sleep Experts Partners, L.P. (“Sleep Experts”), including 55 mattress specialty retail stores. On June 4, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Mattress Liquidators, Inc., including 67 mattress specialty retail stores, which operated Mattress King retail stores in Colorado and BedMart retail stores in Arizona. On September 8, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Best Mattress Co., Inc., related to the operation of 15 mattress specialty retail stores. On September 30, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Back to Bed Inc., M World Mattress LLC, MCStores LLC and TBE Orlando LLC, related to the operation of 131 mattress specialty retail stores. On October 20, 2014, we acquired 100% of the outstanding equity interests in The Sleep Train, Inc., related to the operation of 314 mattress specialty retail stores. Acquisition-related costs, consisting of direct transaction costs and integration costs, are included in the results of operations as incurred. We incurred approximately $10.1 million and no acquisition-related costs during the thirteen weeks ended October 28, 2014 and October 29, 2013, respectively. We incurred approximately $20.8 million and $0.5 million of acquisition-related costs during the thirty-nine weeks ended October 28, 2014 and October 29, 2013, respectively.

(2)      Reflects implementation costs included in the results of operations as incurred, consisting primarily of training-related costs, related to the roll-out of the Microsoft Dynamics AX for Retail ERP system. During the thirteen weeks ended October 28, 2014 and October 29, 2013, we incurred approximately $2.0 million and $1.0 million, respectively, of ERP system implementation costs which includes $0.1 million and $0.3 million, respectively, of accelerated depreciation expense on our legacy ERP system. During the thirty-nine weeks ended October 28, 2014 and October 29, 2013, we incurred approximately $5.1 million and $2.8 million, respectively, of ERP system implementation costs which includes $0.3 million and $0.9 million, respectively, of accelerated depreciation expense on our legacy ERP system.

(3)     Reflects expensed legal fees relating to our February 2014 debt amendment and extension recorded in the thirteen weeks ended April 29, 2014, an impairment of store assets and severance expense resulting from the Company's realignment of its management structure at the beginning of the second fiscal quarter recorded in the thirteen weeks ended July 29, 2014 and a $2.3 million loss on debt extinguishment we incurred in the thirteen weeks ended October 28, 2014.

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

Changes in Internal Control

During the thirteen weeks ended October 28, 2014, there were no changes in the Company’s internal controls over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II.

OTHER INFORMATION

Item 1A. Risk Factors

Our substantial debt could adversely affect us, make us more vulnerable to adverse economic or industry conditions and prevent us from fulfilling our debt obligations or from funding our expansion strategy.

We have a substantial amount of debt outstanding. On October 20, 2014, our subsidiary, Mattress Holding Corp., entered into a $125 million asset-backed loan credit agreement dated October 20, 2014, among Mattress Holding Corp., as borrower, Mattress Holdco, Inc., the lenders party thereto, and Barclays Bank PLC, as administrative agent, collateral agent and issuer (the “ABL Credit Agreement”).  Additionally, on October 20, 2014, Mattress Holding Corp. entered into a $720 million term loan credit agreement dated October 20, 2014, among Mattress Holding Corp., as borrower, Mattress Holdco, Inc., the lenders party thereto, and Barclays Bank PLC, as administrative agent and collateral agent (the “Term Loan Credit Agreement”).  The Term Loan Credit Agreement and the ABL Credit Agreement are collectively referred to as the “2014 Senior Credit Facility”.  As of October 28, 2014, we had $758.9 million of total indebtedness, consisting primarily of $747.8 million outstanding under the 2014 Senior Credit Facility. Our substantial indebtedness could have serious consequences, such as:

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

• increasing our vulnerability to, and reducing our flexibility in planning for, adverse changes in economic, industry and competitive conditions; and

• increasing our vulnerability to increases in interest rates because borrowings under the 2014 Senior Credit Facility are subject to variable interest rates.

The potential consequences of our substantial indebtedness make us more vulnerable to defaults and place us at a competitive disadvantage. A substantial or extended increase in interest rates could significantly affect our cash available to make scheduled payments on the 2014 Senior Credit Facility or to fund our expansion strategy.

We may be unable to generate sufficient cash to service all of our indebtedness and other liquidity requirements and may be forced to take other actions to satisfy such requirements, which may not be successful.

We will be required to repay borrowings under the ABL Credit Agreement on October 20, 2019 and term borrowings under the Term Loan Credit Agreement on October 20, 2021. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The 2014 Senior Credit Facility contains negative covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things:

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

• amend material agreements governing certain indebtedness; and

• change our lines of business.

A breach of any of these covenants could result in an event of default under the 2014 Senior Credit Facility. Upon the occurrence of an event of default under the 2014 Senior Credit Facility, the lenders could elect to declare all amounts outstanding under such facility to be immediately due and payable and terminate all commitments to extend further credit, or seek amendments to our debt agreements that would provide for terms more favorable to such lenders and that we may have to accept under the circumstances. If we were unable to repay those amounts, the lenders under the 2014 Senior Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the 2014 Senior Credit Facility. If the lenders under the 2014 Senior Credit Facility accelerate the repayment of borrowings, we cannot guarantee that we will have sufficient assets to repay the 2014 Senior Credit Facility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 20, 2014, the Company issued 745,107 shares of common stock, par value $0.01 per share, of the Company to the shareholders of The Sleep Train, Inc. in exchange for 100% of the equity interests held by such shareholders in The Sleep Train, Inc. pursuant to the terms of the Purchase and Sale Agreement dated September 3, 2014, among The Sleep Train, Inc., Mattress Firm, Inc., Mattress Firm Holding Corp., the shareholders of The Sleep Train, Inc., Dale Carlsen, individually, Robert Killgore, individually, and Dale Carlsen, in his capacity as shareholder representative. The issuance and exchange of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. See Note 2 to the Company’s Unaudited Condensed Consolidated Financial Statements filed herewith for more information regarding this acquisition.

Item 6. Exhibits.

(a)	Exhibits: Reference is made to the Exhibit List filed as a part of this report beginning on page E-1. Each of such exhibits is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTRESS FIRM HOLDING CORP.

Date: December 2, 2014	By:	/s/ R. Stephen Stagner
R. Stephen Stagner
President and Chief Executive Officer (principal executive officer)

Date: December 2, 2014	By:	/s/ Alex Weiss
Alex Weiss
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: December 2, 2014	By:	/s/ Cathy Hauslein
Cathy Hauslein
Senior Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT LIST

Exhibit
Number	Exhibit Title
Master Retailer Agreement between Tempur-Pedic North America LLC and Mattress Firm, Inc., effective January 1, 2014.
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