Form 10-K
period 2015-02-03
MATTRESS FIRM HOLDING CORP.
filed 2015-04-03
CIK 1419852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number 001‑35354

MATTRESS FIRM HOLDING CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20‑8185960 (I.R.S. Employer Identification No.)

5815 Gulf Freeway

Houston, Texas 77023

(Address of Principal Executive Offices)(Zip Code)

(713) 923‑1090

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer as defined in Rule 405 of the Securities Act Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

On July 29, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock beneficially held by non‑affiliates of the registrant was approximately $735.6 million. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).

As of April 1, 2015,  35,180,066 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10 through 14 of Part III of this Annual Report on Form 10‑K incorporate by reference certain information from the registrant’s definitive proxy statement for the 2015 annual meeting of stockholders, which the registrant intends to file with the Securities and Exchange Commission no later than 120 days after February 3, 2015, the end of the registrant’s 2014 fiscal year. With the exception of the sections of the definitive proxy statement specifically incorporated herein by reference, the definitive proxy statement is not deemed to be filed as part of this Annual Report on Form 10‑K.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K contains forward‑looking statements within the meaning of federal securities laws that relate to future events or our future financial performance. In many cases, you can identify forward‑looking statements by terminology such as “may,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward‑looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and other factors could cause our actual results to differ materially from those matters expressed or implied by these forward‑looking statements.

Although we believe that the expectations reflected in the forward‑looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ materially from the results expressed or implied by these forward‑looking statements are set forth under “Risk Factors” in Item 1A. of Part I of this Annual Report on Form 10‑K. All forward‑looking statements in this Annual Report on Form 10‑K are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any of the forward‑looking statements, whether as a result of new information, future events or otherwise.

Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	a reduction in discretionary spending by consumers;
•	our ability to profitably open and operate new stores;
•	our intent to aggressively open additional stores in our existing markets;
•	our relationship with certain mattress manufacturers as our primary suppliers;
•	our dependence on a few key employees;
•	failure of our acquired businesses to achieve the results we expect;
•	the possible impairment of our goodwill or other acquired intangible assets;
•	the effect of our planned growth and the integration of our acquisitions on our business infrastructure;
•	the impact of seasonality on our financial results and comparable‑store sales;
•	fluctuations in our comparable‑store sales from quarter to quarter;
•	our ability to raise adequate capital to support our expansion strategy;
•	our future expansion into new, unfamiliar markets;
•	our success in pursuing strategic acquisitions;
•	the effectiveness and efficiency of our advertising expenditures;

•	our success in keeping warranty claims and comfort exchange return rates within acceptable levels;
•	our ability to deliver our products in a timely manner;
•	our status as a holding company with no business operations;
•	our ability to anticipate consumer trends;
•	heightened competition;
•	changes in applicable regulations;
•	risks related to our franchises, including our lack of control over their operations, their ability to finance and open new stores and our liabilities if they default on note or lease obligations;
•	risks related to our stock; and
•

other factors discussed in “Item 1A. Risk Factors” of Part I of this Annual Report on Form 10‑K and elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”).

NOTE REGARDING TRADEMARKS AND SERVICE MARKS

We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own that appear in this Annual Report on Form 10‑K include “Mattress Firm®,” “Comfort By Color®,” “Mattress Firm Red Carpet Delivery Service®,” “Hampton & Rhodes®,” “Mattress Firm SuperCenter®,” “Happiness Guarantee®,” “Replace Every 8®,” “Save Money. Sleep Happy®,” “Sleep Happy™,” “Side by side before you decide™,” “Nobody Sells for Less, Nobody!™,” “All the best brands...All the best prices!®,” “Sleep Train®” and “Sleep Country®.” Trademarks, trade names or service marks of other companies appearing in this Annual Report on Form 10‑K are, to our knowledge, the property of their respective owners.

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

MATTRESS FIRM HOLDING CORP.

Part I

Item 1.  Business

Unless the context otherwise requires, the terms “Mattress Firm,” “our company,” “the Company,” “we,” “us,” “our” and the like refer to Mattress Firm Holding Corp. and its consolidated subsidiaries. Unless otherwise indicated, (i) the term “our stores” refers to our company‑operated stores and our franchised stores and (ii) when used in relation to our company, the terms “market” and “markets” refer to the metropolitan statistical area or an aggregation of the metropolitan statistical areas in which we or our franchisees operate.

In this report, we refer to earnings before interest, taxes, depreciation and amortization as “EBITDA” and we refer to earnings before interest expense, taxes, depreciation and amortization and other adjustments (such as goodwill impairment charges, loss on store closings and acquisition expenses) as “Adjusted EBITDA.” EBITDA and Adjusted EBITDA are not performance measures under accounting principles generally accepted in the United States, or “U.S. GAAP.” See “Item 6. Selected Financial Data” below for a definition of EBITDA and Adjusted EBITDA and a reconciliation of Adjusted EBITDA to EBITDA and to net income.

We report on the basis of a 52‑ or 53‑week fiscal year, which ends on the Tuesday closest to January 31. Each fiscal year is described by the period of the calendar year that comprises the majority of the fiscal year period. For example, the fiscal year ended February 3, 2015 is described as “fiscal 2014.”Fiscal 2014 contained 53 weeks.

Our Company

We were formed as a Delaware corporation in 2007 and became a publicly held company on November 18, 2011 once shares of our common stock began trading on the NASDAQ Global Select Market under the trading symbol “MFRM”. Through one or more of our operating subsidiaries, we have been doing business under the Mattress Firm® brand name since 1986, and today we are a leading specialty retailer of mattresses and related products and accessories in the United States. As of February 3, 2015, we and our franchisees operated over 2,200 stores, primarily under the Mattress Firm® and Sleep Train  ® brand names, in 105 markets across 40 states. We are the #1 U.S. mattress specialty retailer by store count, sales, year‑over‑year sales growth and market share according to Furniture Today Top 100, May 2014. We carry an extensive assortment of conventional and specialty mattresses and bedding related products across a wide range of price points. For the 2014 fiscal year ended February 3, 2015, total mattress sales represented 90.5% of our total net sales.

We believe that in our markets, Mattress Firm® is a highly recognized brand known for its broad selection, superior service and compelling value proposition. Based on our analysis of public store information, we believe that, within markets where we have operated for more than one year, more than 90% of our company‑operated stores are located in markets in which we had the number one market share position as of February 3, 2015. Since our founding in 1986 in Houston, Texas, we have expanded our operations to emerge as the only border to border and coast to coast multi‑brand specialty mattress retailer in the United States with net sales of approximately $1.8 billion in fiscal 2014.

We believe our destination retail format provides our customers with a convenient, distinctive and enjoyable shopping experience. Our stores carry both a broad assortment of leading national mattress brands and our exclusive brands. With a wide range of styles, sizes, price points and unique features, we provide our customers with their choice of specialty and traditional mattresses from a variety of brands, including Tempur‑Pedic (for which we are the largest retailer in the United States according to Tempur‑Pedic’s public SEC filings), Sealy, Serta, Simmons and Stearns & Foster. We focus on higher average unit price (“AUP”) specialty mattresses that use premium support systems, such as latex and memory foam, rather than the steel innerspring coil systems found in traditional mattresses. According to ISPA, specialty mattresses have outgrown traditional mattresses since 2004, growing at a compound annual growth rate (“CAGR”) of 9.2% vs. 2.1% for traditional mattresses. Specialty mattresses represented 43.3% of our 2014 net sales.  Specialty mattresses represented 30% of overall U.S. wholesale mattress net sales in 2013; the latest year information is publicly available.

We focus on driving profitability in each of the markets in which we operate through a strategy of penetrating a market with stores and leveraging fixed and discretionary costs, such as occupancy and advertising, as we gain sales volume and scale. We have a proven track record of growing our store base through organic new store openings and acquisitions. For example, since February 1, 2012 through February 3, 2015, we have almost tripled our store count by adding 1,365 net new stores, which included 956 stores added through strategic acquisitions.

Our Industry

Overall Market

We operate in the large, fragmented and growing U.S. mattress retail market, in which retail sales were approximately $14 billion in 2013. The market is highly fragmented, with no single retailer holding more than an 8% market share in 2013 (other than Mattress Firm, whose market share exceeded 14% in 2013, assuming Sleep Train and Back to Bed had been owned by Mattress Firm for all of 2013). The top eight participants accounted for approximately one third of the total market in 2013. According to Furniture Today, in 2012, mattress specialty retailers had a market share of approximately 46%, which represented the largest share of the market, having more than doubled their percentage share over the past 15 years. According to the information released in March 2015 by ISPA, there is a 6.5% increase expected in the value of mattress shipments in 2015 and a 6.0% increase expected increase in 2016.

We believe that several trends support the positive outlook for long‑term growth of the U.S. mattress retail market:

•

Large industry with strong growth.  The wholesale mattress industry is $7.5 billion in size and grew at a CAGR of 5.2% since 1980. We believe that the replacement nature of mattress purchases shields the industry over the longer term from much of the volatility experienced in the housing market. Mattress sales held steady in three of the four recessionary periods since 1980 and only suffered a decline in the “Great Recession” of 2008 and 2009. Moreover, periods of slower growth have historically been followed by faster growth periods due to pent‑up consumer demand that builds from deferred purchases and aging mattresses. After the last four downturns, industry wholesale sales growth increased at rates of 23%, 16%, 24% and 11%, respectively, in the two years following the recessionary period.

•

Structural shift towards specialty mattress retailers.  We believe the specialty sleep retail channel has gained significant market share at the expense of traditional furniture and department stores because specialty stores carry a wider product selection, have a more knowledgeable sales force and more dedicated floor space. Specialty sleep retailers have increased their market share from 19% of total retail sales in 1993 to 46% in 2012; over the same period, furniture retailers and department stores have lost market share, declining from 56% to 35%, and 11% to 5%, respectively. Despite the emergence of the mass channel over the last decade, we believe “big box” retailers have not captured significant share of the mattress market as they lack the knowledgeable sales force to sell the product, do not wish to carry a breadth of bulky SKUs and have shown little desire to enter the home delivery business. Further, the Internet channel has gained limited traction, as it is difficult to compare mattress SKUs across different retailers. The Internet remains primarily a research vehicle (“click‑to‑brick”) given the tactile nature of the product.

•

Significant pent‑up demand.  Given that the primary driver in the industry is replacement sales and unit volume remains 20% to 24% below its peak in 2005, we believe that there is a large amount of pent‑up demand that could provide meaningful upside. Unit growth has been atypical since the last recession as value‑focused consumers continue to struggle and manufacturer advertising is below peak levels. Fifty percent of the units in the retail mattress industry are below $500, providing an opportunity for upside when the economy does materially improve for the value‑conscious consumer.

•

Consistent increase in average unit price of wholesale shipments.  According to ISPA, AUP has increased in 19 of the last 21 years (1994–2014). The industry‑wide average prices at wholesale of mattresses and foundations continue to climb, having grown at a CAGR of 3.9% since 1994, based on data published by ISPA, aided by the increase in higher‑priced specialty mattress products, technological benefits, manufacturer advertising and a shift towards queen and king‑sized mattresses. Further price growth potential exists, driven by continued innovations such as memory foams, gels and hybrids.

Overall, AUPs for a wholesale mattress and foundation increased by 1.2% in 2013 when compared with 2012, marking the third consecutive annual increase in unit prices since 2010. Industry‑wide AUPs are projected to increase by 2.8% in 2014 and by 2.5% in 2015.

Our Competitive Strengths

Although the retail bedding industry in the United States is highly competitive, we believe the following competitive strengths differentiate us from our competitors and favorably position us to execute our growth strategy:

Leading specialty retailer.  We believe our proven and effective operating model combines a broad merchandise selection, superior customer service by educated, extensively‑trained associates, a compelling value proposition and highly visible and convenient store locations. The key attributes of the Mattress Firm® experience include:

•

Extensive and differentiated product assortment.  We offer a broad assortment of mattresses and related products and accessories, making us a preferred choice for our customers. The breadth of our merchandise offering includes a wide range of comfort choices, styles, sizes and price points. We focus our offering on the best known national brands, providing our customers the choice of both conventional and specialty mattresses. In addition, we also offer our Hampton & Rhodes® private label mattresses (to provide our customers with a broad range of value choices).

•

Contemporary, easy‑to‑navigate store layout.  Our stores feature a high‑energy, casually elegant environment which utilizes a circular, race‑track layout to guide the customer through the mattress selection process. Our stores also create a consultative environment, educating the customer on various comfort options before directing them towards the SleepRx® (premium specialty sleep gallery), Value Center (promotional) or Clearance Center (special buys and blemished) sections of our store. We implemented our proprietary Comfort By Color® merchandising approach that groups all of our mattresses into five distinct comfort categories, each represented by its own color, to help simplify the purchasing decision for customers. As our acquired stores adopted the Comfort By Color® approach, we have observed favorable customer responses.

•

Compelling customer value proposition.  Our compelling price and value proposition is a critical element of our merchandising strategy. With our low price guarantee, we promise to beat the lowest competitor‑advertised price on a comparable product by 10% at any time up to 100 days after purchase and refund the customer the difference. Our Happiness GuaranteeTM policy enables our customers to return their mattress for a refund within 100 days of purchase if they are not fully satisfied with their product. Our consumer financing options, which are provided by third party financial institutions and are non‑recourse to us, are also an important element of our service and value proposition. We believe that these services and guarantees build lasting trust and loyalty with our customers and lead to better ticket average, conversion rates and customer referrals.

•

Extensive Customer Service.  Our educated, extensively‑trained sales associates are required to participate in a comprehensive, on‑going training program that we believe exceeds industry standards. We have implemented performance‑monitoring programs to ensure that our sales associates are customer‑focused and are effectively educating our customers on the various features and benefits of our products. As of February 3, 2015, over 96% of our associates were full‑time employees, supporting our goal of hiring highly motivated, career‑oriented individuals. Our sales associates receive a significant portion of their compensation in the form of commissions, which aligns their goals with those of our company. Another key element of our industry‑leading customer service is our Mattress Firm Red Carpet Delivery Service®, through which we offer a three‑hour guaranteed delivery window and same‑day delivery, which we believe is distinctive in the industry.

•

Attractive, highly visible and convenient store locations.  We have a dedicated and disciplined real estate team that helps us select store locations that are convenient to our target customers, are generally highly visible from the road and have high impact signage opportunities. A typical Mattress Firm® location is a freestanding or “end‑cap” (corner) location in a high‑traffic shopping center in a major retail trade area. We believe the quality of our real estate locations, combined with the distinctive and fresh feel of our stores, drives very attractive customer traffic and sales levels.

Attractive new store economic model.  Mattress Firm has exceptional new store economics with average cash‑on‑cash returns in year one in excess of 100% and store payback in less than 12 months due to high inventory turns, strong purchasing leverage and low build‑out costs. Given the national footprint of our vendors and the “showroom” nature of our stores, we are able to maintain limited inventory levels both at the store level and at our distribution centers. On average, our stores are fully “ramped” within the first year of opening.

Store 4‑wall profitability is measured using store revenues, store product costs and all direct costs of operating our store. We expect our store 4‑wall profitability to average approximately 23‑26% of net sales inclusive of funds received from vendors upon the opening of a new store.

Proven track record of driving profitability with Relative Market Share (“RMS”) Model.  We strive to grow our market‑level profitability by increasing our Relative Market Share (defined as our market share relative to the market share of the top competitor in such market) in a given market primarily through the addition of strategically‑located stores. Typically as we increase our RMS in a market, we are able to leverage fixed and discretionary costs such as occupancy and advertising. By doing so, we increase our “share of voice,” as measured by per capita advertising spend, driving improved traffic, and higher customer conversion and comparable store net sales in the market. The RMS model also increases leverage over other market‑level costs such as recruiting, training, warehouse, delivery, and overhead. We expect the RMS model to drive overall profitability as we continue to increase our store penetration across key markets, gain sales volume, grow brand presence and increase operational scale.

Scale benefits and strong market share position.  We believe our scale and strong market share positions provide us with a number of competitive advantages, including:

•

Strong supplier relationships.  Given our significant scale and the scope of our retail network, we believe we are a very important customer for the leading vendors in the industry. We believe that the strength of our supplier relationships enables us to source our merchandise in a more cost‑effective manner than our mattress specialty retailer competitors, as well as receive higher vendor incentives and advertising support. Importantly, we believe that our significant scale gives us priority access to a wide range of styles and sub‑brands and enables us to develop and source our proprietary brand cost‑effectively.

•

Strong landlord relationships.  We have developed strong relationships with real estate developers and landlords across the country due to our extensive store network and strong operating performance. We believe that our history and size position us favorably compared to our mattress specialty retailer competitors, as real estate companies prefer to lease to large, well‑capitalized and established retailers.

Experienced and invested management team.  Our experienced senior management team has extensive experience in the retail and mattress industries. Steve Stagner, our Chief Executive Officer, has over 20 years of experience in the mattress industry and originally was a top‑performing Mattress Firm® franchisee before Mattress Firm® purchased his company in December 2004. Dale Carlsen, our President and Chief Strategy Officer, entered the industry in 1980 and founded Sleep Train in 1985. Co‑Chief Operating Officer, Ken Murphy, joined Mattress Firm 15 years ago from Sealy, and Rob Killgore, Co‑Chief Operating Officer, joined Sleep Train in 1986. Each brings experience managing the operations of a large mattress retailer. Chief Financial Officer, Alex Weiss, is an experienced finance professional who joined Mattress Firm in April 2013.

We believe our management’s breadth of experience in the industry has enabled us to anticipate and respond effectively to industry trends and competitive dynamics while driving superior customer service and cultivating long‑standing relationships with our vendors.

Our Growth Strategies

We seek to enhance our position as the #1 specialty retailer of mattresses and related products and accessories and drive profitable sales growth. To achieve these objectives, we plan on executing the following key strategies:

Expand our company‑operated store base.  The highly fragmented U.S. retail mattress market provides us with a significant opportunity to expand our store base. From February 1, 2012 to February 3, 2015, we added 1,365 new company‑operated stores, including 232 store openings in fiscal 2014 and 668 stores through acquisitions in fiscal 2014. We plan to continue to expand our store base through a combination of new stores and acquisition opportunities in both existing and new markets. As of fiscal 2014, we achieved an average market penetration rate of one Mattress Firm® store per approximately 84,000 in population. In our most established and profitable markets, we have a higher penetration rate of one Mattress Firm® store per less than 60,000 in population. Based on our assessment of where we believe the market can be penetrated across the United States we believe we can exceed 2,600 stores within the next three years and we believe we could operate at least 3,500 Mattress Firm®  and 1,000 Sleep Train®  store locations in both new and existing markets over time. We believe that attractive opportunities in the real estate market will help us execute our expansion strategy.

•

Organic growth in new and existing markets.  We continually research and survey the geographic landscape and have highlighted several markets with characteristics that we believe are attractive opportunities for market entry or further penetration and growth. We seek to strengthen our relative market share with the goal of achieving the number one position in each of our markets. From February 1, 2012 through February 3, 2015, we averaged over 160 store openings per year. Given our highly attractive new store economic model and our improving market level profitability as we continue to open stores, we believe we are well positioned to expand our presence and achieve economies of scale across regions.

•

Acquisition opportunities.  Making strategic acquisitions is a core component of our growth strategy of increasing penetration in existing markets and entering new markets with high growth potential. Recently, we acquired the Sleep Train brand portfolio, a leading specialty retailer on the West Coast with 314 retail stores acquired. This acquisition allows our company to achieve immediate scale in West Coast markets and provides the company with a clear runway for growth in the highly populated and attractive West Coast region where we previously had a minimal presence. We have a strong track record over the last decade of supplementing our organic growth through acquisitions by acquiring retail mattress chains on an opportunistic basis and have completed more than 15 acquisitions since 2009. Given our established infrastructure and track record, we believe that we can efficiently acquire retailers, integrate them, implement our operating model and generate synergies.

Increase sales and profitability within our existing network of stores.  We have achieved positive comparable‑store net sales growth in 17 of the last 20 fiscal quarters. Our strategy is to continue to drive comparable‑store net sales growth within our existing portfolio of stores by:

•

Increasing customer traffic.  Consistent with our expectations, as we have increased our presence in a market and deployed additional marketing, we have seen an increase in customer traffic and sales and have been able to leverage fixed and discretionary costs. We will continue to undertake advertising and marketing initiatives that are aimed at efficiently and effectively improving our customer traffic.

•

Improving customer conversion.  We will continue to focus on the training of our sales associates, who are our primary points of contact with our customers. In addition, we continually strive to improve our merchandising approach so that the customer shopping experience is optimized.

•

Increasing the average sales price of a transaction.  Through effective sales techniques and the increasing demand for specialty mattresses, we expect the average price of a customer transaction to increase over time. We have strategically focused and built a strong market position in the specialty mattress category, which represented approximately 30% of bedding sales in the U.S. in 2013, but represented approximately 43% of our total net sales in fiscal 2014. As such, we believe that we are well positioned to capture increasing sales and profitability as the specialty mattresses continue to gain share.

Sleep Train Acquisition

On October 20, 2014, we completed our acquisition of Sleep Train, a leading West Coast based bedding specialty retailer. Sleep Train and its subsidiaries operate over 300 specialty mattress retail stores located in California, Oregon, Washington, Idaho, Nevada and Hawaii. We believe that the acquisition of Sleep Train will meaningfully enhance Mattress Firm’s position within the specialty retail bedding industry by creating the first border to border and coast to coast multi‑brand mattress specialty retailer in the United States, with over 2,200 retail stores and net sales of approximately $1.8 billion in fiscal 2014.

We believe there is a compelling strategic rationale for the acquisition of Sleep Train:

•	Provides instant leadership position in the West Coast, including in key strategic markets
•	Fortifies Mattress Firm as the leading mattress specialty retailer in the United States
•	Generates significant synergistic opportunities
•	Provides a platform whereby we can implement our RMS model on the West Coast
•	Creates opportunity to begin leveraging national scale benefits
•	Adds high‑volume, established locations with a strong and experienced leadership team

Employees

As of February 3, 2015, we had approximately 6,900 employees, substantially all of whom were employed by us on a full‑time basis. None of our employees are covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Government Regulation

We believe that we are in compliance in all material respects with the laws to which we are subject. In particular, our business subjects us to regulation in the following areas:

Regulations relating to consumer protection and the bedding industry.  Our operations are subject to federal, state and local consumer protection regulations and other regulations relating specifically to the bedding industry. These regulations vary among the states where we operate, but generally impose requirements as to (i) the proper labeling of bedding merchandise, (ii) restrictions regarding the identification of merchandise as “new” or otherwise, (iii) controls as to hygiene and other aspects of product handling, and (iv) marketing language and promotions used in connection with the offer and sale of products and, in all cases, penalties for violations. We also are subject to a standard established by the U.S. Consumer Product Safety Commission, which sets mandatory national fire performance criteria for all mattresses sold in the United States on or after July 1, 2007.

Franchise laws and regulations.  We are also subject to Federal Trade Commission (FTC) regulations and various state laws regulating the offer and sale of franchises. The FTC and various state laws require us to furnish to prospective franchisees a franchise disclosure document containing prescribed information. Unless an exemption applies, certain states require registration of a franchise offering circular or a filing with state authorities. Substantive state laws that regulate the franchisor‑franchisee relationship presently exist in a substantial number of states, and bills have been introduced in the U.S. Congress from time to time which provide for federal regulation of the franchisor‑franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non‑competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines, other penalties, or require us to make offers of rescission or restitution, any of which could adversely affect our business and operating results.

Segment Financial Information

We operate through two reportable segments—retail operations and franchise operations. Company-operated stores, our e-commerce website operations and multi-channel sales operations consisting primarily of special events comprise our retail operations segment. For our franchise operations segment, franchise fees and royalty income received from our franchisees fully represent results of operations. See Note 1 to our Consolidated Financial Statements for further information about our segments. Segment financial information can be found under “Results of Operations” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Available Information

The Company maintains an internet website at http://www.mattressfirm.com where our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, proxy statement and other documents and all amendments to those reports and documents are available without charge, as soon as reasonably practicable following the time they are filed with, or furnished to, the SEC. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

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

Our sales depend, in part, on discretionary spending by our customers. Pressure on discretionary income brought on by economic downturns and slow recoveries, including housing market declines, changing energy prices, fiscal uncertainty and weak labor markets, may cause consumers to reduce the amount they spend on discretionary items. If recovery from any economic downturn is slow or prolonged, our growth, prospects, results of operations, cash flows and financial condition could be adversely impacted. General economic conditions and discretionary spending are beyond our control and are affected by, among other things:

•	consumer confidence in the economy;
•	unemployment trends;
•	consumer debt levels;
•	consumer credit availability;
•	the housing market;
•	gasoline and fuel prices;
•	interest rates and inflation;
•	price deflation, which may result from the introduction of low‑cost imports;
•	slower rates of growth in real disposable personal income;
•	natural disasters;
•	national security concerns;
•	tax rates and tax policy; and
•	other matters that influence consumer confidence and spending.

Increasing volatility in financial markets may cause some of the above factors to change with an even greater degree of frequency and magnitude.

Our ability to grow and remain profitable may be limited by direct or indirect competition in the retail bedding industry, which is highly competitive.

The retail bedding industry in the United States is highly competitive. Participants in the bedding industry compete primarily based on store location, service, price, product selection, brand name recognition and advertising. There can be no assurance that we will be able to continue to compete favorably with our competitors in these areas. Our store competitors include regional and local specialty retailers of bedding (such as Sleepy’s), national and regional chains of retail furniture stores carrying bedding (such as Ashley Furniture, Haverty’s and Rooms‑To‑Go), department store chains with bedding departments (such as Macy’s, Sears and JC Penney), big box retailers (such as Wal‑mart), warehouse clubs (such as Costco) and factory direct stores (such as Original Mattress). Additionally, retail furniture stores may open retail locations specifically targeted for specialty bedding as a way to directly compete with us and other specialty retailers. In the past, we have faced periods of heightened competition that materially affected our results of operations. Certain of our competitors have substantially greater financial and other resources than us. Accordingly, we may face periods of intense competition in the future that could have a material adverse effect on our planned growth and future results of operations. In addition, the barriers to entry into the retail bedding industry are relatively low. New or existing bedding retailers could enter our markets and increase the competition we face. In addition, manufacturers and vendors of mattresses and related products, including those whose products we currently sell, have entered the U.S. mattress retail market and now directly compete with us. Competition in existing and new markets may also prevent or delay our ability to gain relative market share. Any of the developments described above could have a material adverse effect on our planned growth and future results of operations.

If we fail to successfully manage the challenges our planned growth poses or encounter unexpected difficulties during our expansion, our net sales and profitability could be materially adversely affected.

One of our central long term objectives is to increase sales and profitability through market share leadership. Our ability to achieve market share leadership, however, is contingent upon our ability to (i) open and/or acquire stores in favorable locations, (ii) advertise our stores in an effective and cost‑efficient manner and (iii) achieve operating results in new stores at the same level as our similarly situated current stores. There can be no assurance, however, that we will be able to open and/or acquire stores in new markets as required to achieve market leadership in such markets, identify and obtain favorable store sites, identify and acquire acquisition targets, arrange favorable leases for stores or obtain governmental and other third‑party consents, permits and licenses needed to open or operate stores in a timely manner, train and hire a sufficient number of qualified managers for new stores, retain key personnel from acquired stores, attract a strong customer base and create brand familiarity in new markets, or successfully compete with established mattress stores in the new markets we enter. Moreover, if we are unable to open and/or acquire an adequate number of stores in a market, or if store‑level profitability is lower than expectations, we may be unable to achieve the market presence necessary to justify the considerable expense of radio or television advertising and could be forced to rely upon less effective advertising mediums. Failure to open and/or acquire stores in favorable locations or to advertise in an effective and cost‑efficient manner could place us at a competitive disadvantage as compared to retailers who were more adept than us at managing these challenges, which, in turn, could negatively affect our overall operating results.

Our comparable‑store sales and results of operations fluctuate due to a variety of economic, operating, industry and environmental factors and may not be fair indicators of our performance.

Our comparable‑store sales and operating results have experienced fluctuations, which can be expected to continue. Numerous factors affect our comparable‑store sales results, including among others, the timing of new and relocated store openings, the relative proportion of new and relocated stores to mature stores, cannibalization resulting from the opening of new stores in existing markets, the acquisition and rebranding of competitors’ stores in existing Mattress Firm markets (including the timing of such acquisitions), changes in advertising and other operating costs, the timing and level of markdowns, changes in our product mix, weather conditions, retail trends, the retail sales environment, economic conditions, inflation, the impact of competition, changes in consumer preferences and our ability to execute our business strategy efficiently. As a result, comparable‑store sales and operating results may fluctuate, and may cause the price of our common stock to fluctuate significantly. Therefore, we believe period‑to‑period comparisons of our results may not be a fair indicator of, and should not be relied upon as a measure of, our operating performance.

We intend to aggressively open additional stores in our existing markets, which may diminish sales in our existing stores in those markets and strain our ability to find qualified personnel or divert resources from our existing stores, negatively affecting our overall operating results.

Pursuant to our expansion strategy, we intend to aggressively open additional stores in our existing markets, whether through organic growth or acquisitions, including relocations of existing stores. Because our stores typically draw customers from their local areas, additional stores may draw customers away from nearby existing stores and may cause our comparable‑store sales performance and customer counts at those existing stores to decline, which may adversely affect our overall operating results. In addition, our ability to open additional stores or convert and maintain acquired stores will be dependent on our ability to promote, recruit and/or retain enough qualified field managers, store managers, assistant store managers and sales associates. The time and effort required to train and supervise a large number of new managers and associates and integrate them into our culture may divert resources from our existing stores. If we are unable to profitably open additional stores or convert and maintain acquired stores in existing markets and limit the adverse impact of those new or acquired stores on existing stores, it may reduce our comparable‑store sales and overall operating results during the implementation of our expansion strategy.

Our expansion strategy will be dependent upon, and limited by, the availability of adequate capital.

Our expansion strategy will require additional capital for, among other purposes, opening new stores and entering into new markets. Such capital expenditures will include (i) researching real estate and consumer markets, (ii) lease, inventory, property and equipment costs, (iii) integration of new stores and markets into company‑wide systems and programs and (iv) other costs associated with new stores and market entry expenses and growth. If cash generated internally is insufficient to fund capital requirements, or if funds are not available under our existing credit facility, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may only be available on unfavorable terms. In addition, our debt agreements provide a limit on the amount and nature of capital expenditures we may make. If we fail to obtain sufficient additional capital in the future or we are unable to make capital expenditures under our debt agreements, we could be forced to curtail our expansion strategies by reducing or delaying capital expenditures relating to new stores and new market entry. As a result, there can be no assurance that we will be able to fund our current plans for the opening of new stores or entry into new markets. Additionally, we expect to use cash generated internally to fund the purchase price of acquisitions that align with our expansion strategy. As a result, the available cash resources will be limited for other capital expenditures such as inventory, property and equipment costs. You may disagree with the purchase price we agree to pay or the use of cash for acquisitions. If we fail to obtain sufficient capital to offset the use of cash for acquisitions, or if we are unable to realize a value from an acquisition sufficient to justify the purchase price we paid, other capital expenditures could be delayed and our overall operating results could be adversely affected.

We may from time to time acquire complementary businesses, including operations of our franchisees, which will subject us to a number of risks.

Any acquisitions we may undertake involve a number of risks, including:

•	failure of the acquired businesses to achieve the results we expect;
•	potential comparable‑store sales declines as a result of sales culture integration challenges and conversion of acquired stores to the Mattress Firm brand;
•	diversion of capital and management attention from operational matters;

•	our inability to retain key personnel of the acquired businesses;
•	risks associated with unanticipated events or liabilities;
•	the potential disruption and strain on our existing business and resources that could result from our planned growth and continuing integration of our acquisitions; and
•	customer dissatisfaction or performance problems at the acquired businesses.

For example, during fiscal 2014, we acquired all of the equity interests in The Sleep Train, Inc., which operates 314 stores in California, Oregon, Washington, Idaho, Nevada and Hawaii under the Sleep Train and Mattress Discounters brands, the mattress retail assets and operations for 131 stores operating under the Back to Bed and Bedding Experts brands in Illinois, Indiana and Wisconsin and the Mattress Barn brand in Florida, the mattress retail assets and operations for 34 stores in Colorado and Kansas formerly operated by one of our franchisees, all of the equity interests of Sleep Experts Partners, L.P., which operated 55 stores under the brand Sleep Experts in Texas, and substantially all of the mattress retail assets and operations of Mattress Liquidators, Inc., which operated 67 retail stores under the Mattress King brand in Colorado and the BedMart brand in Arizona. If we are unable to fully integrate or successfully manage these acquired businesses or any other business that we acquire, we may not realize anticipated cost savings, improved efficiencies or revenue growth, which may result in reduced profitability or operating losses. In addition, we may face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. Moreover, acquisitions of businesses may require the issuance of additional equity financing, which would result in the dilution of our existing stockholder base. The realization of all or any of the risks described above could materially and adversely affect our reputation and our results of operations.

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

We currently rely on Tempur Sealy, Simmons and Serta as our primary suppliers of branded mattresses. Purchases of products from these three manufacturers accounted for 77% of our mattress product costs for fiscal 2014. Because of the large volume of our business with these manufacturers and our use of their branding in our marketing initiatives, our success depends on the continued popularity and reputation of these manufacturers. Additionally, our continued focus on increasing market share may result in a reduction of retailers who hold stronger relationships with certain of these vendors than us, which could affect our relationship with these vendors. Any (i) deterioration of their brand image, (ii) reduction in vendor incentives, (iii) adverse change in our relationship with any of them, (iv) an adverse change in their financial condition, production efficiency, product development or marketing capabilities or (v) deterioration in our relationship could adversely affect our own brand and the level of our customers’ satisfaction, among other things, which could result in reduced sales and operating results.

We use Corsicana as the primary supplier of our private label mattresses, which accounted for 10% of our mattress product costs for fiscal 2014. If any of our relationships with Tempur Sealy, Simmons, Serta or Corsicana is terminated or otherwise impaired, or if any of them materially increase their prices, it could have a material adverse effect on our business and financial condition.

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

We rely on a limited number of primary suppliers. The consolidation of two or more of these suppliers may reduce the number of products offered as the combined entity re‑evaluates redundant product lines. Additionally, business combinations may increase the prices that we pay for the products in order to offset costs or otherwise take advantage of the suppliers’ more significant position in the industry. We may not be able to pass any price increases on to our customers or identify and obtain additional products to supplement our product offerings, which may have an adverse affect on our results of operations.

If customers are unable to obtain third‑party financing at acceptable rates, sales of our products could be materially adversely affected.

We offer financing to consumers through third party consumer finance companies. In fiscal 2014,  approximately 38% of our sales were financed through third party consumer finance companies, and we plan to continue to offer such financing services. Our business is affected by the availability and terms of financing to customers. During much of the fourth quarter of fiscal 2008 and continuing into fiscal 2009, we experienced significantly lower credit approval rates for our customers. Sales results were negatively affected as a result. Another reduction of credit availability to our customers could have a material impact on our results of operations.

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

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing and sales personnel. Our executive officers include Steve Stagner, our Chief Executive Officer, Dale Carlsen, our President and Chief Strategy Officer, Alex Weiss, our Chief Financial Officer, Rob Killgore, our Co-Chief Operating Officer and Ken Murphy, our Co-Chief Operating Officer. We have an employment agreement with each of Messrs. Stagner, Carlsen, Weiss, Killgore and Murphy. If any of these executive officers cease to be employed by us, we would have to hire additional qualified personnel. Our ability to successfully hire other experienced and qualified executive officers cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry. As a result, the loss or unavailability of any of our executive officers could have a material adverse effect on us.

Our substantial debt could adversely affect us, make us more vulnerable to adverse economic or industry conditions and prevent us from fulfilling our debt obligations or from funding our expansion strategy.

We have a substantial amount of debt outstanding. On October 20, 2014, our subsidiary, Mattress Holding Corp., entered into a $125 million asset-backed loan credit agreement dated October 20, 2014, among Mattress Holding Corp., as borrower, Mattress Holdco, Inc., the lenders party thereto, and Barclays Bank PLC, as administrative agent, collateral agent and issuer (the “ABL Credit Agreement”). Additionally, on October 20, 2014, Mattress Holding Corp. entered into a $720 million term loan credit agreement dated October 20, 2014, among Mattress Holding Corp., as borrower, Mattress Holdco, Inc., the lenders party thereto, and Barclays Bank PLC, as administrative agent and collateral agent (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement and the ABL Credit Agreement are collectively referred to in this Annual Report on Form 10-K as the “2014 Senior Credit Facility”. As of February 3, 2015, we had $770.0 million of total indebtedness, consisting primarily of $761.4 million outstanding under the 2014 Senior Credit Facility. Our substantial indebtedness could have serious consequences, such as:

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

Our advertising expenditures, which are the largest component of our sales and marketing expenses, are expected to continue to increase for the foreseeable future. A significant portion of our advertising expenditures are made in the higher cost radio and television formats. We cannot assure you that our planned increases in advertising expenditures or the advertising message that we select will result in increased customer traffic, sales, levels of brand name awareness or market share or that we will be able to manage such advertising expenditures on a cost‑effective basis. Should we fail to realize the anticipated benefits of our advertising program, or should we fail to effectively manage advertising costs, this could have a material adverse effect on our growth prospects and profitability.

Our operating results are seasonal and subject to adverse weather and other circumstances, the occurrence of which during periods of expected higher sales may result in disproportionately reduced sales for the entire year.

We historically have experienced and expect to continue to experience seasonality in our net sales and net income. We generally have experienced more sales and a greater portion of income during the second and third quarters of our fiscal year due to a concentration of holidays such as Memorial Day, the Fourth of July and Labor Day occurring in the summer and a higher number of home sales occurring in autumn. Over the past five fiscal years, (i) the second fiscal quarter generated 24.5% of our net sales, (ii) the third fiscal quarter generated 26.4% of our net sales and (iii) the other fiscal quarters generated 49.1% of our net sales. We expect this seasonality to continue for the foreseeable future. Any decrease in our second or third quarter sales, whether because of adverse economic conditions, a slowdown in home sales, adverse weather conditions, timing of holidays or acquisitions within our quarters or other unfavorable circumstances or prolonged atypical adverse weather conditions in our primary markets during any quarter, could have a disproportionately adverse effect on net sales and operating results for the entire fiscal year.

If we are unable to renew or replace our current store leases or if we are unable to enter into leases for additional stores on favorable terms, or if one or more of our current leases are terminated prior to expiration of their stated term and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.

We currently lease all but one of our store locations. Many of our current leases provide for our unilateral option to renew for several additional rental periods at specific rental rates. Our ability to re‑negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and our ability to negotiate favorable lease terms for additional store locations could depend on conditions in the real estate market, competition for desirable properties, our relationships with current and prospective landlords or on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.

Because we have a significant concentration of stores in the Gulf Coast and Southeast regions of the United States, we are subject to regional risks.

We have a high concentration of stores in the Gulf Coast and Southeast regions. We therefore have exposure to these local economies as well as weather conditions and natural disasters occurring in these regions, including hurricanes, tornadoes and other natural disasters. If these markets individually or collectively suffer an economic downturn or other significant adverse event, there could be an adverse impact on our comparable‑store sales, net sales and profitability and our ability to implement our planned expansion program. Any natural disaster or other serious disruption in these markets due to fire, tornado, hurricane or any other calamity could damage inventory and could result in decreased sales.

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

We may not be able to adjust the prices of our products, especially in the short‑term, to recover these cost increases in raw materials and energy. A continual rise in raw material and energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our financial condition and results of operations.

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

As we expand our operations into new markets, we will be subject to tax and employee‑related laws and regulations imposed by multiple state and local jurisdictions. Often these laws and regulations vary by jurisdiction and may not conform to our existing tax, payroll and other practices. We will be required to spend time and resources to identify any such laws and regulations, and establishing compliance may distract management or make our other processes and practices less efficient. If we are unable to efficiently identify, monitor and comply with these varying laws and regulations, penalties, fines and other costs may be imposed on the Company and our relationship with certain of our employees could be threatened, each of which could have an adverse effect on our business and results of operations.

Our success is highly dependent on our ability to provide timely delivery to our customers, and any disruption in our delivery capabilities or our related planning and control processes may adversely affect our operating results.

An important part of our success is due to our ability to deliver mattresses and bedding‑related products quickly to our customers. This in turn is due to our successful planning and distribution infrastructure, including merchandise ordering, transportation and receipt processing, the ability of our suppliers to meet our distribution requirements and the ability of our contractors to meet our delivery requirements. Our ability to maintain this success depends on the continued identification and implementation of improvements to our planning processes, distribution infrastructure and supply chain. We also need to ensure that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. The cost of these enhanced processes could be significant and any failure to maintain, grow or improve them could adversely affect our operating results. Our business could also be adversely affected if there are delays in product shipments to us due to freight difficulties, difficulties of our suppliers or contractors involving strikes or other difficulties at their principal transport providers or otherwise.

Our ability to control labor costs is limited, which may negatively affect our business.

Our ability to control labor costs is subject to numerous external factors, including (i) prevailing wage rates and overtime pay regulations, (ii) the impact of proposed legislation limiting the flexibility of employee schedules, (iii) the impact of legislation or regulations governing healthcare benefits, such as the Patient Protection and Affordable Care Act, (iv) labor relations, such as the Employee Free Choice Act, and (v) health and other insurance costs. If our labor and/or benefit costs increase, we may not be able to hire or maintain qualified personnel to the extent necessary to execute our competitive strategy, which could adversely affect our results of operations.

There can be no assurance that our warranty claims and comfort exchange return rates will remain within acceptable levels.

Under the terms of our supply agreements with some of our major suppliers of conventional mattress products, we are currently compensated to assume the risk for returns resulting from product defects. Generally, we also provide our customers with a 100‑day comfort satisfaction guarantee at Mattress Firm branded stores whereby, within 100 days from the date of original purchase, if the customer is not satisfied with the new mattress, we will exchange it for a mattress of equal or similar quality with an exchange fee, subject to standard transportation charges. Additionally, we provide our customers with a low price guarantee whereby if a customer finds the same or comparable sleep set advertised for less than our displayed or advertised price within 100 days of purchase, we will beat our competitor’s advertised price on such comparable sleep set by 10% and refund the customer the difference. While we establish reserves at the time of sale for these exposures, there can be no assurance that our reserves adequately reflect this exposure and no assurance that warranty claims and comfort exchange return rates will remain within acceptable levels. An increase in warranty claims and comfort exchange return rates could have a material adverse effect on our business, financial condition and results of operations.

If we fail to successfully integrate Sleep Train into our internal controls over financial reporting or if Sleep Train’s internal controls are found to be ineffective, the integrity of our financial reporting could be compromised.

As a privately-held company prior to being acquired by the Company, neither The Sleep Train, Inc. nor any of its consolidated subsidiaries was subject to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) with respect to internal control over financial reporting, and, for a period of time after the consummation of the Sleep Train acquisition, the management evaluation and auditor attestation regarding the effectiveness of our internal controls over financial reporting may exclude the operations of The Sleep Train, Inc. and its consolidated subsidiaries. Our management’s report on the effectiveness of our internal control over financial reporting included elsewhere in this Annual Report on Form 10-K excludes the effectiveness of internal controls over financial reporting attributable to The Sleep Train, Inc. In addition, the report of our current independent registered accounting firm included elsewhere in this Annual Report on Form 10-K excludes The Sleep Train Inc. from its attestation on the effectiveness of our internal control over financial reporting. See “Part II. Item 8. Financial Statements and Supplementary Data” and “Part II. Item 9A. Controls and Procedures” elsewhere in this report. The integration of Sleep Train into our internal controls over financial reporting has and will continue to require significant time and resources from our management and other personnel and has and will continue to increase our compliance costs. If we fail to successfully integrate the operations of Sleep Train into our internal controls over financial reporting, our internal controls over financial reporting might not be effective. Failure to achieve and maintain an effective internal controls environment could have a material adverse effect on our ability to accurately report our financial results, the market’s perception of our business and our stock price. In addition, if Sleep Train’s internal controls are found to be ineffective, the integrity of our and Sleep Train’s financial statements for prior periods could be adversely impacted.

If we determine that our goodwill or other acquired intangible assets are impaired, we may have to write off all or a portion of the impaired assets.

As of February 3, 2015, we had goodwill and intangible assets, net of accumulated amortization, of $821.3 million and $216.0 million, respectively. In fiscal 2008, as a result of the global economic crisis, we incurred goodwill and intangible asset impairments of $105.0 million, and we may incur goodwill and intangible asset impairments in the future. We recognized a $0.5 million impairment of goodwill related to two markets in fiscal 2010. Additionally in fiscal 2012 we incurred a $2.1 million intangible trade name impairment related to the Mattress Discounters trade name in relation to our decision to re‑brand the majority of the stores in the Virginia Beach market to Mattress Firm in fiscal 2013. Management is required to exercise significant judgment in identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions. Current accounting guidance requires that we test our goodwill and indefinite‑lived intangible assets for impairment on an annual basis, or more frequently if warranted by the circumstances. Any changes in key assumptions about the business units and their prospects or changes in market conditions or other external factors could result in an impairment charge, and such a charge could have a material adverse effect on our business, results of operations and financial condition. In addition, as we test goodwill impairment at the reporting unit level, which is at a regional level, we may be required to incur goodwill impairment charges based on adverse changes affecting a particular region, regardless of our overall performance. Such impairment charges may have a material adverse effect on our results of operations.

Historically, we have experienced losses on store closings and impairment of store assets. There can be no guarantee that we will not experience similar or greater losses of this kind in the future due to (i) general economic conditions, (ii) competitive or operating factors, or (iii) other reasons, which may have a material adverse effect on our results of operations.

We experienced losses on store closings and impairment of store assets of $1.1 million, $1.5 million and $1.8 million in fiscal 2012, fiscal 2013 and fiscal 2014, respectively. These amounts include a non‑cash impairment charge for long‑lived assets to reduce the carrying value to estimated fair value based on our periodic assessment of whether projected future cash flows of individual stores are sufficient to recover the carrying value of the related assets. This non‑cash impairment charge for long‑lived assets consists primarily of store leasehold costs and related equipment and was $0.2 million, $0.5 million and $0.9 million during fiscal 2012, fiscal 2013 and fiscal 2014, respectively. If we are forced to close stores in the future due to general economic conditions, competitive or operating factors or other reasons, the related losses may have a material adverse effect on our results of operations. In addition, if we are unsuccessful in our expansion strategy and are required to close a large number of stores, the risk of incurring losses on store closings may increase.

We are a holding company with no business operations of our own and depend on cash flow from our subsidiaries to meet our obligations.

We are a holding company with no business operations of our own or material assets other than the stock of our subsidiaries. Accordingly, all of our operations are conducted by our subsidiaries. As a holding company, we require dividends and other payments from our subsidiaries to meet cash requirements. The terms of the 2014 Senior Credit Facility restrict our subsidiaries from paying dividends and otherwise transferring cash or other assets to us. We currently have no obligations that require cash funding from our subsidiaries. If there is an insolvency, liquidation or other reorganization of any of our subsidiaries, our stockholders likely will have no right to proceed against the assets of those subsidiaries. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before we, as an equity holder, would be entitled to receive any distribution from that sale or disposal. If our subsidiaries are unable to pay us dividends or make other payments to us when needed, we will be unable to pay dividends or satisfy our obligations.

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

We depend largely upon our information technology systems in the conduct of all aspects of our operations. If our information technology systems fail to perform as anticipated, we could experience difficulties in virtually any area of our operations, including but not limited to replenishing inventories or in delivering our products to store locations in response to consumer demands. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our information systems to respond to changes in our business needs, our ability to run our business could be adversely affected. It is also possible that our competitors could develop better e‑commerce platforms than ours, which could negatively impact our internet sales. Any of these or other systems‑related problems could, in turn, adversely affect our sales and profitability.

In addition, in the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and suppliers, and we process customer payment card and check information via our internet platform. Computer hackers may attempt to penetrate our computer system and, if successful, misappropriate personal information, payment card or check information or confidential Company business information. In addition, a Company employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Any failure to maintain the security of our customers’ confidential information, or data belonging to us or our suppliers, could put us at a competitive disadvantage, result in deterioration in our customers’ confidence in us, subject us to potential litigation and liability, and subject us to fines and penalties, resulting in a possible material adverse impact on our business, results of operations, cash flows and financial performance.

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

Our strategy to expand our e-commerce business may be unsuccessful.

We offer mattresses, related bedding products and furniture for sale through our websites. As a result, we encounter risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our internet operations, website and software and other related operational systems. Although we believe that our participation in both e-commerce and physical store sales is a distinct advantage for us due to synergies and the potential for new customers, supporting product offerings through both of these channels could create issues that have the potential to adversely affect our results of operations. For example, if our e-commerce business successfully grows, it may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, persons may use our website simply to research products that they intend to purchase from brick and mortar competitors and thereby reduce or eliminate the impact of funds spent on our e-commerce efforts. As we continue to grow our e-commerce business, the impact of attracting existing rather than new customers, of conflicts between product offerings online and through our stores, and of opening up our channels to increased internet competition could have a material adverse impact on our business, results of operations, cash flows and financial performance.

Risks Related to Our Franchises

A portion of our income is generated from our franchisees and our income could decrease if our franchisees do not conduct their operations profitably.

As of February 3, 2015,  approximately 5% of our stores were operated by franchisees. During fiscal 2012, fiscal 2013 and fiscal 2014 we derived $5.4 million, $5.6 million and $4.6 million, respectively, from franchise fees and royalties. Franchisees are independent contractors and are not our employees. We provide training and support to franchisees, but the quality of franchised store operations may be diminished by any number of factors beyond our control, including (i) the closing of franchised stores, (ii) the failure of franchisees to comply with our standard operating procedures, (iii) failure to honor our national advertising campaign offers, (iv) effectively run their operations, (v) the failure of franchisees to hire and adequately train qualified managers and other personnel, or (vi) the failure of franchisees to appropriately manage our brand could adversely affect our image and reputation, and the image and reputation of other franchisees, and could reduce the amount of our revenues and our franchise revenues, which could result in lower franchise fees and royalties to us. Additionally, from time to time, we are involved in legal proceedings instituted by third parties relating to actions or inactions of our franchisees, which divert resources away from other operations and may result in adverse publicity. These factors could have a material adverse effect on our financial condition and results of operations. In addition, litigation with franchisees that may arise from time to time could be costly and the outcome thereof would be difficult to predict.

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

Risks Related To Our Common Stock

Our stock price could be extremely volatile and, as a result, you could lose all or a part of your investment.

Since our initial public offering in November 2011 through February 3, 2015, the price of our common stock, as reported by the NASDAQ Global Select Market, has ranged from a low of $21.03 on November 21, 2011 to a high of $71.82 on November 18, 2014. In addition, the stock market in general, and the market for stocks of some specialty retailers in particular, has been highly volatile in recent years. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this Item 1.A, and others such as:

•	variations in our operating performance and the performance of our competitors;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in our net sales, comparable-store sales or earnings estimates or recommendations by securities analysts;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	our failure or the failure of our competitors or vendors to meet analysts' projections or guidance that we or our competitors or vendors may give to the market;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors or vendors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•	price and volume fluctuations in the overall stock market from time to time;

•	speculation in the press or investment community;

•	changes in accounting principles or actual or anticipated accounting problems;

•	terrorist acts, acts of war or periods of widespread civil unrest; and

•	changes in general market and economic conditions.

Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

You may experience future dilution as a result of future securities issuances.

To the extent we issue securities in the future, including shares of our common stock or other securities convertible into or exchangeable for shares of our common stock, to raise capital, as consideration in future acquisitions or otherwise, our stockholders may experience substantial dilution. In addition, you may experience additional dilution upon (i) the exercise of any outstanding and future grants of options and warrants to purchase our common stock and (ii) future grants of restricted stock or other equity awards under our stock incentive plans, including our 2011 Omnibus Incentive Plan. Furthermore, investors purchasing shares or other securities in the future could have rights, preferences or privileges senior to those of existing stockholders and you may experience dilution. Because our decision to issue additional equity or debt securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances, if any.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters are located in Houston, Texas and adjoins one of our Mattress Firm SuperCenter® stores. We lease all but one of our company‑operated stores, which are located in 36 states, including Texas, Florida, California, Arizona and Illinois. Initial lease terms are generally for five to ten years, and most leases contain multiple five‑year renewal options and rent escalation provisions. We have historically been able to renew or extend leases for our company‑operated stores. Our franchisees also lease their own space.

We also lease all of the distribution centers that serve our company‑operated stores, generally subject to five year leases, most of which contain renewal options ranging from one to five years. As we expand our operations, we may need to find additional distribution center locations or replace existing distribution centers with larger locations to accommodate the increased level of operations. Additionally, from time to time, we may assume lease obligations for distribution centers in connection with our acquisitions, including in markets where we already operate a distribution center. In such an event, we expect to operate many of those acquired distribution centers for a limited time until our distribution operations can be consolidated. We believe that we would not have any difficulty replacing these facilities if we were required to do so. Our largest distribution centers are located in Texas, Florida and California.

Item 3.  Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We believe, however, that we are not a party to any legal proceedings which, if determined adversely to us, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information About Our Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MFRM.” The following table sets forth, for the period indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market:

Fiscal Quarter	High	Low
2013
First quarter (from January 30, 2013 through April 30, 2013)	$38.85	$26.15
Second quarter (from May 1, 2013 through July 30, 2013)	$46.85	$35.13
Third quarter (from July 31, 2013 through October 29, 2013)	$43.01	$30.85
Fourth quarter (from October 30, 2013 through January 28, 2014)	$46.14	$29.29
2014
First quarter (from January 29, 2014 through April 29, 2014)	$49.81	$37.01
Second quarter (from April 30, 2014 through July 29, 2014)	$50.34	$41.97
Third quarter (from July 30, 2014 through October 28, 2014)	$64.97	$43.31
Fourth quarter (from October 29, 2014 through February 3, 2015)	$71.82	$55.12

Stockholders

On April 1, 2015, the closing price reported on the NASDAQ Global Select Market of our common stock was $67.29 per share. As of April 1, 2015, we had approximately 54 holders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

No dividends were declared or paid in fiscal years 2012, 2013 or 2014. We anticipate that we will retain future earnings, if any, to finance the continued development and expansion of our business. We do not anticipate paying cash dividends in the foreseeable future. Additionally, because we are a holding company, our ability to pay dividends is limited by the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the 2014 Senior Credit Facility and other agreements governing our indebtedness outstanding from time to time. Any future determination with respect to the payment of dividends will be at the discretion of our board of directors and will be dependent upon, among other things, our financial condition, results of operations, capital requirements, the terms of our then existing indebtedness, general economic conditions and other factors considered relevant by our board of directors.

Recent Sales of Unregistered Securities

On April 3, 2014, the Company issued 71,619 shares of common stock, par value $0.01 per share, of the Company to Sleep Xperts, Inc. in exchange for the 1.2469% partnership interest held by Sleep Xperts, Inc. in Sleep Experts Partners, L.P. pursuant to the terms of the Purchase and Sale Agreement dated March 7, 2014, among Sleep Xperts, Inc., Christopher T. Cook, Mattress Firm, Inc. and Cowboys Acquisition LLC. The issuance and exchange of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. See Note 2 to the Company’s Consolidated Financial Statements filed herewith for more information regarding this acquisition.

On October 20, 2014, the Company issued 745,107 shares of common stock, par value $0.01 per share, of the Company to the shareholders of The Sleep Train, Inc. in exchange for 100% of the equity interests held by such shareholders in The Sleep Train, Inc. pursuant to the terms of the Purchase and Sale Agreement dated September 3, 2014, among The Sleep Train, Inc., Mattress Firm, Inc., Mattress Firm Holding Corp., the shareholders of The Sleep Train, Inc., Dale Carlsen, individually, Robert Killgore, individually, and Dale Carlsen, in his capacity as shareholder representative. The issuance and exchange of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. See Note 2 to the Company’s Consolidated Financial Statements filed herewith for more information regarding this acquisition.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of February 3, 2015 regarding the Company’s equity compensation plans. The only plan pursuant to which the Company may grant equity‑based awards is the Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan (the “Omnibus Plan”), which was approved by the board of directors and the Company’s stockholders on November 3, 2011.

	Number of securities		Number of securities
	to be issued upon	Weighted‑average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
Plan Category	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by holders	1,307,642	$23.86	2,361,638
Equity compensation plans not approved by holders	—	—	—
Total	1,307,642	$23.86	2,361,638

Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between November 18, 2011 (our first trading day on the NASDAQ Global Select Market) and February 3, 2015 to (i) the cumulative total return of companies listed on the NASDAQ Composite and (ii) the cumulative total return of a peer group selected by the Company. This graph assumes an initial investment of $100 on November 18, 2011, in our common stock, the market index and the peer group and assumes the reinvestment of dividends, if any. The graph also assumes that the price of our common stock on November 18, 2011 was equal to the closing price of $22.00. The historical information set forth below is not necessarily indicative of future price performance.

*	Peer Group Companies
Select Comfort Corporation
Tempur Sealy International, Inc.(1)
Bed, Bath & Beyond, Inc.
Dick’s Sporting Goods, Inc.
Lumber Liquidators Holdings, Inc.
PetSmart, Inc.
Ulta Salon, Cosmetics & Fragrance, Inc.
Vitamin Shoppe, Inc.
Williams‑Sonoma, Inc.

(1)	Formerly Tempur‑Pedic International, Inc. and Sealy Corporation prior to the acquisition of Sealy Corporation by Tempur‑Pedic International, Inc.

Item 6.  Selected Financial Data

The following table sets forth a summary of our selected consolidated financial data. We derived the selected balance sheet data as of January 28, 2014 and February 3, 2015 and the statement of operations data and per share data for the fiscal years ended January 29, 2013, January 28, 2014 and February 3, 2015, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K.

The selected balance sheet data as of February 1, 2011, January 31, 2012 and January 29, 2013, and the statement of operations data and per share data for the fiscal years ended February 1, 2011 and January 31, 2012, have been derived from our consolidated financial statements for such years, which are not included in this Annual Report on Form 10‑K.

Our fiscal year consists of 52 or 53 weeks, ending on the Tuesday nearest to January 31. Each fiscal year is described by the period of the year that comprises the majority of the fiscal year period. For example, the fiscal year ended February 3, 2015 is described as “fiscal 2014.” Each of the fiscal years ended February 1, 2011 (“Fiscal 2010”), January 31, 2012 (“Fiscal 2011”), January 29, 2013 (“Fiscal 2012”) and January 28, 2014 (“Fiscal 2013”) consisted of 52 weeks. The fiscal year ended February 3, 2015 (“Fiscal 2014”) consisted of 53 weeks.

The selected consolidated financial data set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10‑K.

	Fiscal Year
	2010	2011	2012	2013	2014
	(dollar amounts in thousands, except per share data and store units)
Statement of Operations:
Net sales	$494,115	$703,910	$1,007,337	$1,216,812	$1,806,029
Cost of sales	313,962	428,018	614,572	751,487	1,116,666
Gross profit from retail operations	180,153	275,892	392,765	465,325	689,363
Franchise fees and royalty income	3,195	4,697	5,396	5,617	4,584
Total gross profit	183,348	280,589	398,161	470,942	693,947
Sales and marketing expenses	113,963	167,605	245,555	289,533	427,401
General and administrative expenses	34,111	51,684	73,640	82,964	167,035
Goodwill impairment charge	536	—	—	—	—
Intangible asset impairment charge	—	—	2,100	—	—
Loss on store closings and impairment of store assets(1)	2,486	759	1,050	1,499	1,813
Total operating expenses	151,096	220,048	322,345	373,996	596,249
Income from operations	32,252	60,541	75,816	96,946	97,698
Interest expense, net(2)	31,057	29,301	9,247	10,864	21,924
Loss from debt extinguishment(3)	—	5,704	—	—	2,288
Total other expenses	31,057	35,005	9,247	10,864	24,212
Income before income taxes	1,195	25,536	66,569	86,082	73,486
Income tax expense (benefit)	846	(8,815)	26,698	33,158	29,235
Net income	$349	$34,351	$39,871	$52,924	$44,251
Per Share Data:
Basic net income per common share(4)	$0.02	$1.40	$1.18	$1.56	$1.29
Diluted net income per common share(4)	$0.02	$1.40	$1.18	$1.55	$1.27
Adjusted diluted net income per common share(5)	$0.02	$0.94	$1.49	$1.66	$2.03
Basic weighted average shares outstanding(4)	22,399,952	24,586,274	33,770,779	33,870,461	34,389,282
Diluted weighted average shares outstanding(4)	22,399,952	24,586,274	33,853,276	34,131,456	34,811,076

	Fiscal Year
	2010	2011	2012	2013	2014
	(dollar amounts in thousands, except per share data and store units)
Other Financial Data:
EBITDA(6)	$49,027	$74,005	$100,829	$128,933	$140,936
Adjusted EBITDA(7)	$57,095	$87,487	$120,968	$139,979	$190,177
Adjusted EBITDA, percentage of net sales(7)	11.6%	12.4%	12.0%	11.5%	10.5%
Income from operations, percentage of net sales	6.5%	8.6%	7.5%	8.0%	5.4%
Adjusted income from operations(5)	$32,252	$61,185	$92,147	$103,074	$138,454
Adjusted income from operations, percentage of net sales(5)	6.5%	8.7%	9.1%	8.5%	7.7%
Capital expenditures	$27,330	$34,356	$68,604	$55,546	$79,798
Depreciation and amortization	$15,448	$17,450	$23,507	$29,498	$41,740
Operational Data:
Comparable-stores sales growth(8)	6.3%	20.5%	6.1%	1.3%	6.1%
Stores open at period-end	592	729	1,057	1,225	2,094
Average net sales per store unit(9)	$962	$1,107	$1,136	$1,061	$1,111
Balance Sheet Data:
Working capital	$(7,696)	$49,258	$(21,095)	$18,735	$2,880
Total assets	$513,633	$613,481	$724,679	$784,631	$1,609,024
Total debt	$398,703	$228,354	$252,999	$221,208	$770,038
Stockholders’ (deficit) equity	$(15,682)	$224,259	$267,496	$328,492	$435,483

(1)

Includes a non‑cash impairment charge for long‑lived assets, consisting primarily of store leasehold costs and related equipment, to reduce the carrying value to estimated fair value, based on our periodic assessment of whether projected future cash flows of individual stores are sufficient to recover the carrying value of the related assets, in the amounts of $1.7 million, $0.1 million, $0.2 million, $0.5 million and $0.9 million during fiscal 2010, fiscal 2011, fiscal 2012, fiscal 2013 and fiscal 2014, respectively.

(2)

Interest expense includes interest that was accrued and paid in kind by adding the interest to the outstanding balance of debt related to our 2009 Loan Facility (defined below), Convertible Notes (defined below) and PIK Notes (defined below) in the amounts of $23.2 million and $20.6 million during fiscal 2010 and fiscal 2011, respectively.

(3)

During fiscal 2011, a loss from debt extinguishment in the total amount of $5.7 million was recognized, consisting of $1.9 million in connection with the $40.2 million prepayment of the 2009 Loan Facility in July 2011, and $3.8 million in connection with (i) the repayment in full of the 2009 Loan Facility, (ii) the repayment of a portion of the outstanding balance of PIK Notes and the conversion of the remaining outstanding balance of PIK Notes not repaid into shares of our common stock and (iii) the conversion of the outstanding balance of Convertible Notes into shares of our common stock in connection with the initial public offering in November 2011. During fiscal 2014, a loss from debt extinguishment in the total amount of $2.3 million was recognized in connection with the termination of the credit agreement with UBS Securities LLC and certain of its affiliates and other lenders for a senior secured term loan and revolving credit facility, which was amended and restated on November 5, 2012 and further amended on February 27, 2014 (as amended, the “2012 Senior Credit Facility”).

(4)

Gives effect to a 227,058‑for‑one stock split effected on November 3, 2011 resulting in 22,399,952 shares of common stock outstanding immediately prior to the consummation of our initial public offering in November 2011, and the issuance of (i) 6,388,888 shares of the Company’s common stock as part of the initial public offering, (ii) 2,205,953 additional shares upon the conversion of the Convertible Notes in connection with the initial public offering and (iii) 2,774,035 additional shares upon the conversion of the PIK Notes in connection with the initial public offering, in each case at a price or conversion rate equal to the initial public offering price of $19.00 per share.

(5)

Our “As Adjusted” data is considered a non‑U.S. GAAP financial measure and is not in accordance with, or preferable to, “As Reported,” or GAAP financial data. However, we are providing this information as we believe it facilitates year‑over‑year comparisons for investors and financial analysts. There were no differences between our As Reported and As Adjusted results for the 2010 fiscal year; therefore, reconciliation is not presented for this year.

	Fiscal Year 2011
	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*
As Reported	$60,541	$25,536	$34,351	24,586,274	$1.40
% of sales	8.6%	3.6%	4.9%
IPO Pro Forma Adjustments (a)
Diluted share count adjustment				9,182,554	(0.38)
Management fees	644	644	405		0.01
Interest expense	—	21,131	13,291		0.39
Loss from debt extinguishment	—	5,688	3,578		0.11
Other Adjustments
Release of valuation allowance on deferred tax assets (b)	—	—	(20,050)		(0.59)
Total adjustments	644	27,463	(2,776)	9,182,554	(0.46)
As Adjusted	$61,185	$52,999	$31,575	33,768,828	$0.94
% of sales	8.7%	7.5%	4.5%

	Fiscal Year 2012
	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*
As Reported	$75,816	$66,569	$39,871	33,853,276	$1.18
% of sales	7.5%	6.6%	4.0%
Acquisition-related costs (c)	11,980	11,980	7,616		0.23
Secondary offering costs (d)	1,915	1,915	1,403		0.04
Impairment charges (e)	2,256	2,256	1,386		0.04
Other (f)	180	180	111		0.00
Total adjustments	16,331	16,331	10,516	—	0.31
As Adjusted	$92,147	$82,900	$50,387	33,853,276	$1.49
% of sales	9.1%	8.2%	5.0%

	Fiscal Year 2013
	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*
As Reported	$96,946	$86,082	$52,924	34,131,456	$1.55
% of sales	8.0%	7.1%	4.3%
Acquisition-related costs (c)	1,736	1,736	1,065		0.03
ERP system implementation costs (g)	3,966	3,966	2,432		0.07
Impairment charges (e)	426	426	261		0.01
Total adjustments	6,128	6,128	3,758	—	0.11
As Adjusted	$103,074	$92,210	$56,682	34,131,456	$1.66
% of sales	8.5%	7.6%	4.7%

	Fiscal Year 2014
	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*
As Reported	$97,698	$73,486	$44,251	34,811,076	$1.27
% of sales	5.4%	4.1%	2.5%
Acquisition-related costs (c)	30,113	30,113	18,248		0.52
Secondary offering costs (d)	563	563	563		0.02
ERP system implementation costs (g)	7,736	7,736	4,688		0.13
Impairment charges (e)	937	937	568		0.02
Other (f)	1,407	3,695	2,239		0.06
Total adjustments	40,756	43,044	26,306	-	0.76
As Adjusted	$138,454	$116,530	$70,557	34,811,076	$2.03
% of sales	7.7%	6.5%	3.9%

*Due to rounding to the nearest cent per diluted share, totals may not equal the sum of the line items in the tables above.

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

(b)

The release of the valuation allowance on deferred tax assets reflects utilization of net operating loss carryforwards throughout fiscal 2011 and an expectation of increased future taxable income effective with the completion of our initial public offering and the resulting reduction of outstanding debt and the elimination of interest expense thereon, which provided sufficient evidence that it was more‑likely‑than‑not that deferred tax assets would be realized in future periods and supported the release of the remaining valuation allowance in fiscal 2011.

(c)

Acquisition-related costs, which are included in the “As Reported” results of operations, consist of acquisition-related costs as defined under U.S. GAAP, including advisory, legal, accounting, valuation, and other professional or consulting fees and, in addition, costs of integrating store and warehouse operations and corporate functions that are not expected to recur as acquisitions are absorbed. On May 2, 2012, we acquired all of the equity interests of MGHC Holding Corporation (“Mattress Giant”), including 181 mattress specialty retail stores. On September 25, 2012, we acquired the assets and operations of Mattress XPress, Inc. and Mattress XPress of Georgia, Inc. (collectively, “Mattress X‑Press”), including 34 mattress specialty retail stores. On December 11, 2012, we acquired the assets and operations of Factory Mattress & Water Bed Outlet of Charlotte, Inc. (“Mattress Source”), including 27 mattress specialty retail stores. On June 14, 2013, we acquired the assets and operations of Olejo, Inc., an online retailer primarily focused on mattresses and bedding-related products. On November 13, 2013, we acquired the equity interests of NE Mattress People, LLC (“Mattress People”), including 5 mattress specialty retail stores. On December 10, 2013, we acquired the assets and operations of Perfect Mattress of Wisconsin, LLC (“Perfect Mattress”), including 39 mattress specialty retail stores. On December 31, 2013, we acquired the assets and operations of 2 mattress specialty retail stores in Houston, Texas (“Mattress Expo”). On March 3, 2014, we acquired the assets and operations of Yotes, Inc. (“Yotes”), including 34 mattress specialty retail stores. On March 3, 2014, we acquired the Virginia assets and operations of Southern Max LLC (“Southern Max”), including 3 mattress specialty retail stores. On April 3, 2014, we acquired the outstanding partnership interests in Sleep Experts Partners, L.P. (“Sleep Experts”), including 55 mattress specialty retail stores. On June 4, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Mattress Liquidators, Inc., including 67 mattress specialty retail stores, which operated Mattress King retail stores in Colorado and BedMart retail stores in Arizona. On September 8, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Best Mattress Co., Inc., related to the operation of 15 mattress specialty retail stores under the brand Mattress Discounters in Pennsylvania. On September 30, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Back to Bed Inc., M World Mattress LLC, MCStores LLC and TBE Orlando LLC, related to the operation of 131 mattress specialty retail stores under the brands Back to Bed and Bedding Experts in the Chicago metropolitan area and Mattress Barn in the Orlando metropolitan area. On October 20, 2014, we acquired 100% of the outstanding equity interests in The Sleep Train, Inc., related to the operation of 314 mattress specialty retail stores in California, Oregon, Washington, Nevada, Idaho and Hawaii. On January 6, 2015, we acquired substantially all of the mattress specialty retail assets and operations of Sleep America LLC (“Sleep America”), which operated approximately 45 Sleep America retail stores in Arizona. On January 13, 2015 we acquired substantially all of the mattress specialty retail assets and operations of Mattress World, Inc. (“Mattress World”), related to the operation of 4 mattress specialty retail stores under the brand Mattress World in Pennsylvania. Acquisition-related costs, consisting of direct transaction costs and integration costs are included in the results of operations as incurred. We incurred approximately $12.0 million, $1.7 million and $30.1 million of acquisition‑related costs during the fiscal years ended January 29, 2013, January 28, 2014 and February 3, 2015, respectively.

(d)

Reflects $1.9 million and $0.6 million of costs borne by us in connection with secondary offerings of shares of common stock by certain of our selling shareholders which were completed in October 2012 and December 2014, respectively. No offering proceeds were received by the Company.

(e)

Reflects an intangible trade name impairment charge in the amount of $2.1 million related to the Mattress Discounters trade name recorded during fiscal 2012, and a $0.2 million, $0.4 million and $0.9 million impairment of store assets recorded during fiscal 2012, fiscal 2013 and fiscal 2014, respectively.

(f)

Reflects $0.2 million in expensed legal fees relating to our November 2012 debt amendment and extension recorded during fiscal 2012. Reflects $0.2 million of expensed legal fees relating to our February 2014 debt amendment and extension, $1.2 million of severance expense resulting from the Company's realignment of its management structure in the second fiscal quarter of fiscal 2014 and a $2.3 million loss on debt extinguishment recorded during fiscal 2014 related to the October 2014 termination of the 2012 Senior Credit Facility.

(g)

Reflects implementation costs included in the results of operations as incurred during fiscal 2013 and fiscal 2014 of approximately $4.0 million and $7.7 million, respectively, consisting primarily of training‑related costs in connection with the roll‑out of the Microsoft Dynamics AX for Retail Enterprise Resource Planning system (“ERP system”). These amounts include $1.6 million and $0.4 million, respectively, of accelerated depreciation expense on our legacy ERP system.

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
•

Although depreciation and amortization are non‑cash charges, the asset being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements.

We compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA only as a supplemental measure.

(7)

Adjusted EBITDA is defined as EBITDA, without giving effect to non‑cash goodwill and intangible asset impairment charges, gains or losses on store closings and impairment of store assets, gains or losses related to the early extinguishment of debt, secondary offering costs, non‑cash charges related to stock‑based awards and other items that are excluded by management in reviewing the results of operations. We have presented Adjusted EBITDA because we believe that the exclusion of these items is appropriate to provide additional information to investors about our ongoing operating performance excluding certain non‑cash and other items and to provide additional information with respect to our ability to comply with various covenants in documents governing our indebtedness and as a means to evaluate our period‑to‑period results. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. We have provided this information to analysts, investors and other third parties to enable them to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of our ongoing operations. The Compensation Committee uses Adjusted EBITDA as a performance measure under our short‑term incentive programs for our executive officers. In addition, our compliance with certain covenants under our 2014 Senior Credit Facility that are calculated based on similar measures, which differ from Adjusted EBITDA primarily by the inclusion of pro forma results for acquired businesses in those similar measures. Other companies in our industry may calculate Adjusted EBITDA differently than we do. Adjusted EBITDA is not a measure of performance under U.S. GAAP and should not be considered as a substitute for net income prepared in accordance with U.S. GAAP. Adjusted EBITDA has similar limitations as an analytical tool to those set forth in note (6) related to the use of EBITDA, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the additional limitations to the use of Adjusted EBITDA are:

•	Adjusted EBITDA does not reflect the cash requirements of closing underperforming stores;
•	Adjusted EBITDA does not reflect the cash requirements of completing the acquisition and integration of acquired stores;

•

Adjusted EBITDA does not reflect costs related to management services previously provided by JWC Mattress Holdings, LLC, a limited liability company managed by J.W. Childs Associates, Inc. (“J.W. Childs”); and

•	Adjusted EBITDA does not reflect certain other costs that may recur in future periods.

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplemental measure. The following table contains a reconciliation of our net income (loss) determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA for the periods indicated:

	Fiscal Year
	2010	2011	2012	2013	2014
Net income	$349	$34,351	$39,871	$52,924	$44,251
Income tax expense	846	(8,815)	26,698	33,158	29,235
Interest expense, net	31,057	29,301	9,247	10,864	20,102
Depreciation and amortization	15,448	17,450	23,507	29,498	41,740
Intangible assets and other amortization	1,327	1,718	1,506	2,489	5,608
EBITDA	49,027	74,005	100,829	128,933	140,936
Goodwill impairment charge	536	—	—	—	—
Intangible asset impairment charge	—	—	2,100	—	—
Loss on store closings and impairment of store assets	2,486	759	1,050	1,499	1,813
Loss from debt extinguishment	—	5,704	—	—	2,288
Stock-based compensation	(515)	523	2,856	4,846	8,122
Secondary offering costs	—	—	1,915	—	563
Vendor new store funds(a)	1,540	3,169	953	808	(1,208)
Acquisition-related expenses(b)	453	886	11,980	1,736	30,113
Other(c)	3,568	2,441	(715)	2,157	7,550
Adjusted EBITDA	$57,095	$87,487	$120,968	$139,979	$190,177

(a)

We receive cash payments from certain vendors for each new incremental store that we open (“new store funds”). New store funds are initially recorded in other noncurrent liabilities when received and are then amortized as a reduction of cost of sales over 36 months in our financial statements. Historically, we have considered new store funds as a component of Adjusted EBITDA when received since new store funds are included in cash provided from operations. The adjustment includes the amount of new store funds received during the period presented and eliminates the non‑cash reduction in cost of sales included in our results of operations.

(b)

Reflects both non‑cash effects included in net income related to acquisition accounting adjustments made to inventories and other acquisition related cash costs included in net income, such as direct acquisition costs and costs related to integration of acquired businesses.

(c)

Consists of various items that management excludes in reviewing the results of operations, including $1.6 million in fiscal 2010 for the estimated costs of a May 26, 2011 settlement of a lawsuit involving alleged violations of the Fair Labor Standards Act brought in April 2010 by a former employee, a $0.5 million benefit in fiscal 2012 for a recovery from the claims‑made reversionary fund established to administer the lawsuit settlement and $2.4 million and $7.3 million of ERP system implementation costs incurred during fiscal 2013 and fiscal 2014, respectively.

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

(9)	Calculated using net sales for stores open at both the beginning and the end of the period, excluding e-commerce and multi-channel sales. 35

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10‑K. The discussion in this section contains forward‑looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward‑Looking Statements” included elsewhere in this Annual Report on Form 10‑K for a discussion of important factors that could cause actual results to differ materially from those described or implied by the forward‑looking statements contained herein.

Executive Summary

Our operations consist primarily of the retail sale of mattresses and bedding‑related products in various metropolitan areas in the United States through company‑operated and franchisee‑operated mattress specialty stores that operate primarily under the Mattress Firm® and Sleep Train  ® brand names. The Company manages and evaluates its company‑operated stores on a geographic basis. The Company also generates sales through its e‑commerce website and special events business primarily to customers who reside in the metropolitan areas in which company‑operated stores are located and utilizes its existing distribution centers to deliver products to these customers efficiently. The Company’s operating segments consist of its (i) company‑operated store operations, with each geographic region considered a separate operating segment, (ii) e‑commerce website operations, (iii) multi‑channel sales operations, consisting primarily of special events and (iv) franchise operations, which consists primarily of franchise fees and royalty income earned on the sales from franchisee‑operated mattress specialty stores. A reportable segment is an operating segment or an aggregation of two or more operating segments that contain similar economic characteristics. The company‑operated store regions, e‑commerce website and multi‑channel operating segments are aggregated into a single reportable segment (“retail segment”) as a result of the similar nature of the products sold and other similar economic characteristics that are expected to continue into future periods. Franchise operations are a separate reportable segment, for which the results of operations, as viewed by management, are fully represented by the franchise fees and royalty income reported on the face of the statements of operations.

Key results for fiscal 2014 include:

•	Net income decreased $8.6 million to $44.3 million for fiscal 2014 compared to $52.9 million for fiscal 2013.
•

Income from operations on an “As Reported” basis (in accordance with U.S. GAAP) increased $0.8 million to $97.7 million for fiscal 2014 as compared to $96.9 million for fiscal 2013. Income from operations on an “As Adjusted” basis, which excludes acquisition‑related, secondary offering, ERP system implementation, impairment and severance charges, increased $35.4 million to $138.5 million for fiscal 2014 as compared to $103.1 million for fiscal 2013, and adjusted operating margin decreased 80 basis points to 7.7% for fiscal 2014 from 8.5% in fiscal 2013.  This operating margin decrease on an adjusted basis (excluding acquisition-related, secondary offering, ERP system implementation costs, impairment and severance charges) is comprised of 70 basis-points of expense deleverage from general and administrative expense relating primarily to an increase in costs associated with the Company’s group health life insurance plan as well as to investments in infrastructure to support current and future growth, 10 basis-points of improvement in sales and marketing expense leverage and 20 basis-points of combined operating margin declines in other areas. See “Item 6. Selected Financial Data” for a definition of adjusted income from operations and a reconciliation of adjusted income from operations to income from operations.)

•	Net sales increased $589.2 million, or 48.4%, to $1,806.0 million for fiscal 2014, compared to $1,216.8 million for fiscal 2013. Comparable‑store sales increased 6.1% during fiscal 2014.

The components of the net sales increase were as follows (in millions):

	Progression in Net Sales
	Fiscal 2013	Fiscal 2014
Net sales for prior year period	$1,007.3	$1,216.8
Increase (decrease) in net sales:
Comparable-store sales	13.0	73.4
New stores	132.0	193.8
Acquired stores	78.4	292.3
Closed stores	(13.9)	(17.7)
Effect of 53 week year	—	47.4
Increase in net sales, net	209.5	589.2
Net sales for current year period	$1,216.8	$1,806.0
% increase	20.8%	48.4%

The components of net sales by major category of product and services were as follows (in millions):

	Fiscal	% of	Fiscal	% of	Fiscal	% of
	2012	Total	2013	Total	2014	Total
Conventional mattresses	$418.0	41.5%	$569.0	46.8%	$852.8	47.2%
Specialty mattresses	504.9	50.1%	540.2	44.4%	781.1	43.3%
Furniture and accessories	65.7	6.5%	85.2	7.0%	141.4	7.8%
Total product sales	988.6	98.1%	1,194.4	98.2%	1,775.3	98.3%
Delivery service revenues	18.7	1.9%	22.4	1.8%	30.7	1.7%
Total net sales	$1,007.3	100.0%	$1,216.8	100.0%	$1,806.0	100.0%

The activity with respect to the number of company‑operated store units was as follows:

	Fiscal 2012	Fiscal 2013	Fiscal 2014
Store units, beginning of period	729	1,057	1,225
New stores	118	154	232
Acquired stores	242	46	668
Closed stores	(32)	(32)	(31)
Store units, end of period	1,057	1,225	2,094

•

Adjusted EBITDA increased $50.2 million to $190.2 million for fiscal 2014 compared with $140.0 million for fiscal 2013. Adjusted EBITDA as a percentage of sales decreased to 10.5% during fiscal 2014 compared with 11.5% for fiscal 2013. (Adjusted EBITDA is not a performance measure under U.S. GAAP. See “Item 6. Selected Financial Data” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income).

•	Operating cash flows were $104.8 million during fiscal 2014, which was a funding source for acquisitions and capital expenditures.
•

There were $50.0 million outstanding in revolver borrowings and $4.6 million of outstanding standby letters of credit at February 3, 2015, resulting in $41.1 million of borrowing capacity under our revolving credit facility.

In connection with our long‑term growth plans, we completed the process of implementing an ERP system to replace our legacy systems. See “Item 1A. Risk Factors—Our business operations could be disrupted if our information technology systems fail to perform adequately or we are unable to protect the integrity and security of our customers’ information” for additional information relating to some important risks relating to our information technology.

We expect to continue the expansion of our company‑operated store base through new store openings in existing markets to increase our market share and new store openings in new markets to provide a platform for future growth. We plan to net 200 to 220 new company‑operated store openings in fiscal 2015. In addition, we intend to evaluate strategically valuable acquisition opportunities in existing and new markets that may arise from time to time.

We also strive to increase sales and profitability within our existing network of stores through a combination of (i) advertising and marketing initiatives that are aimed at increasing customer traffic, (ii) improved customer conversion through our merchandising approach that improves the customer’s shopping experience and the efforts of our highly trained sales associates and (iii) increasing the average price of a transaction through effective sales techniques and the increasing demand for specialty mattresses.

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

On September 8, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Best Mattress Co., Inc., which operated Mattress Discounters retail stores in Pennsylvania, related to the operation of 15 mattress specialty retail stores, for a total purchase price of approximately $6.2 million, including working capital adjustments. The purchase price consisted of cash of $5.6 million funded by cash reserves and revolver borrowings, as well as a $0.6 million seller note, payable in quarterly installments over two years.

On September 30, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Back to Bed Inc., M World Mattress LLC, MCStores LLC and TBE Orlando LLC, which operated Back to Bed and Bedding Experts retail stores in Illinois, Indiana and Wisconsin and Bedding Experts and Mattress Barn retail stores in Florida, related to the operation of 131 mattress specialty retail stores, for a total purchase price of approximately $64.5 million, including working capital adjustments. The purchase price consisted of cash of $64.5 million funded by cash reserves and revolver borrowings, of which $19.0 million was placed in escrow.

On October 20, 2014, we acquired 100% of the outstanding equity interests in The Sleep Train, Inc., which operates Sleep Train,  Sleep Country,  Mattress Discounters,  America’s Mattress and Got Sleep retail stores in California, Washington, Oregon, Nevada, Idaho and Hawaii, related to the operation of 314 mattress specialty retail stores, for a total purchase price of approximately $442.5 million, giving effect to certain preliminary adjustments, and is subject to further customary adjustment, along with the assumption of certain additional liabilities totaling approximately $15 million. The Company expects to receive future annual cash income tax benefits of approximately $11 million over the next 15 years from deductible tax basis goodwill generated from the transaction, subject to the Company’s ability to generate future taxable income.  The purchase price consisted of cash of $374.9 million (net of $23.4 million of cash acquired), of which $49.0 million was placed in escrow, and $44.2 million delivered in the form of 745,107 shares of common stock, par value $0.01 per share, of Mattress Firm Holding Corp. common stock as calculated in accordance with the terms of the purchase agreement.

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

On January 6, 2015 we acquired substantially all of the mattress specialty retail assets and operations of Sleep America LLC, which operated Sleep America retail stores in Arizona, related to the operation of 45 mattress specialty retail stores, for a total purchase price of approximately $12.4 million, giving effect to certain preliminary adjustments, and is subject to further customary adjustments. The purchase price consisted of cash of $12.4 million funded by cash reserves and revolver borrowings.

On January 13, 2015 the Company acquired substantially all of the mattress specialty retail assets and operations of Mattress World, Inc., which operated Mattress World retail stores in Pennsylvania, related to the operation of 4 mattress specialty retail stores, for a total purchase price of approximately $2.2 million, giving effect to certain preliminary adjustments, and is subject to further customary adjustments. The purchase price consisted of cash of $2.2 million funded by cash reserves and revolver borrowings.

The aforementioned acquisitions, and subsequent rebranding of the acquired stores is advancing our market‑level profitability model that is centered on the benefits of increasing our level of store penetration in several of our major markets. We believe that the incremental sales and store‑level contribution attributable to the acquired stores will support our ability to increase the advertising spend in each of the markets, which is expected to drive sales increases in both the acquired and existing stores. This strategy is expected to provide sales increases, greater leverage over market‑level costs and improved market‑level profitability.

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

Intangible asset impairment charge consists of a non‑cash impairment charge of $2.1 million attributable to the impairment of our Mattress Discounters trade name in fiscal 2012.

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

Results of Operations

The following table presents the consolidated historical financial operating data for our business expressed as a percentage of net sales for each period indicated. Our fiscal year consists of 52 or 53 weeks, ending on the Tuesday nearest to January 31, divided into twelve fiscal periods of four or five weeks each. Each fiscal year is described by the period of the calendar year that comprises the majority of the fiscal year period. The fiscal year ended February 3, 2015 is described as “fiscal 2014,” the fiscal year ended January 28, 2014 is described as “fiscal 2013,” and the fiscal year ended January 29, 2013 is described as “fiscal 2012”. Fiscal 2012 and 2013 consisted of 52 weeks of operations. Fiscal 2014 consisted of 53 weeks of operations. The historical results are not necessarily indicative of results to be expected for any future period (in thousands).

	Fiscal 2012	% of Sales	Fiscal 2013	% of Sales	Fiscal 2014	% of Sales
Net sales	$1,007,337	100.0%	$1,216,812	100.0%	$1,806,029	100.0%
Costs of sales	614,572	61.0%	751,487	61.8%	1,116,666	61.8%
Gross profit from retail operations	392,765	39.0%	465,325	38.2%	689,363	38.2%
Franchise fees and royalty income	5,396	0.5%	5,617	0.5%	4,584	0.2%
Total gross profit	398,161	39.5%	470,942	38.7%	693,947	38.4%
Sales and marketing expenses	245,555	24.4%	289,533	23.8%	427,401	23.7%
General and administrative expenses	73,640	7.3%	82,964	6.8%	167,035	9.2%
Intangible asset impairment charge	2,100	0.2%	—	0.0%	—	0.0%
Loss on store closings and impairment of store assets	1,050	0.1%	1,499	0.1%	1,813	0.1%
Income from operations	75,816	7.5%	96,946	8.0%	97,698	5.4%
Other expense, net	9,247	0.9%	10,864	0.9%	24,212	1.3%
Income before income taxes	66,569	6.6%	86,082	7.1%	73,486	4.1%
Income tax expense	26,698	2.6%	33,158	2.7%	29,235	1.6%
Net income	$39,871	4.0%	$52,924	4.3%	$44,251	2.5%

Due to rounding, totals may not equal the sum of the line items in the table above.

Fiscal 2014 Compared to Fiscal 2013

Net sales increased $589.2 million, or 48.4%, to $1,806.0 million during fiscal 2014, compared to $1,216.8 million during fiscal 2013 primarily as a result of an increase in the number of stores we operated and an increase in comparable-store sales. The components of the net sales increase for fiscal 2014 as compared to fiscal 2013 were as follows (in millions):

Progression in Net Sales
Fiscal Year Ended February 3, 2015
Net sales for prior year period	$1,216.8
Increase (decrease) in net sales:
Comparable-store sales	73.4
New stores	193.8
Acquired stores	292.3
Closed stores	(17.7)
Effect of 53 week year	47.4
Increase in net sales, net	589.2
Net sales for current year period	$1,806.0
% increase	48.4%

Comparable-store net sales increased 6.1%, which was primarily the result of an increase in unit sales and an increase in average ticket for specialty mattress sales. The increase in our net sales from new stores was the result of 232 new stores opened at various times during fiscal 2014 compared to 154 stores opened during fiscal 2013, prior to their inclusion in the comparable-store sales calculation which begins with the thirteenth full fiscal period of operations. The increase in net sales from acquired stores was the result of the acquisitions of 34 stores formerly operated by Yotes in March 2014, three stores formerly operated by Southern Max in March 2014, 55 Sleep Experts stores in April 2014, 67 stores formerly owned by Mattress Liquidators in June 2014, 15 stores formerly owned by Best Mattress in September 2014, 131 stores formerly owned by Back to Bed in September 2014, 314 Sleep Train stores in October 2014, 45 Sleep America stores in January 2015 and four Mattress World stores in January 2015. We closed 31 and 32 stores in fiscal 2014 and 2013, respectively, and the reduction in sales during fiscal 2014 from these closings totaled $17.7 million, as compared with $13.9 million from store closings in fiscal 2013.  Fiscal 2013 and fiscal 2014 were comprised of 52 weeks and 53 weeks, respectively, resulting in one additional week of operations in fiscal 2014, which resulted in higher net sales in fiscal 2014 of $47.4 million due to sales in the 53rd week. We operated 2,094 stores at the end of fiscal 2014, compared with 1,225 stores at the end of fiscal 2013.

Cost of sales.  Cost of sales increased $365.2 million, or 48.6%, to $1,116.7 million during fiscal 2014, compared to $751.5 million during fiscal 2013. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales remained flat at 61.8% during both fiscal 2014 and fiscal 2013

Product costs increased by $220.1 million, or 47.6%, to $682.5 million during fiscal 2014, compared with $462.5 million during fiscal 2013. The increase in the amount of product costs was the result of the corresponding increase in net sales. Product costs as a percentage of net sales decreased to 37.8% during fiscal 2014 as compared to 38.0% during fiscal 2013.

Store and warehouse occupancy costs, consisting primarily of lease related costs of rented facilities, increased $84.9 million, or 49.7%, to $255.7 million during fiscal 2014, compared to $170.8 million for the corresponding prior year period. The increase in the amount of store and warehouse occupancy costs during fiscal 2014 was mainly attributable to the increase in the number of stores we operated and the warehouse operations in a number of new markets opened during fiscal 2014. Store and warehouse occupancy costs as a percentage of net sales increased to 14.2% in fiscal 2014 as compared to 14.0% in fiscal 2013.

Depreciation expense related to leasehold improvements and other fixed assets used in stores and warehouse operations increased $10.3 million, or 40.4%, to $35.9 million, during fiscal 2014, compared to $25.6 million during fiscal 2013. The increase in expense was primarily attributable to the increase in the number of stores we operated during fiscal 2014, as compared to the comparable prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $49.8 million, or 53.8%, to $142.5 million during fiscal 2014, compared to $92.6 million during fiscal 2013, primarily as a result of the increase in net sales and in the increase in the number of stores we operated during fiscal 2014, as compared to the corresponding prior year period.

Gross profit from retail operations.  As a result of the above, gross profit from retail operations increased $224.1 million, or 48.2%, to $689.4 million during fiscal 2014, compared with $465.3 million during fiscal 2013. Gross profit from retail operations as a percentage of net sales remained flat at 38.2% in both fiscal 2014 and fiscal 2013, for the reasons discussed above.

Franchise fees and royalty income.  Franchise fees and royalty income decreased $1.1 million, or 19.6%, to $4.5 million for fiscal 2014, compared to $5.6 million during the corresponding prior year period. The decrease in income was primarily a result of our acquisitions of certain formerly franchised operations, as described above. Our franchisees operated 114 stores at February 3, 2015.

Sales and marketing expenses.  Sales and marketing expenses increased $137.9 million, or 47.6%, to $427.4 million during fiscal 2014, compared to $289.5 million during fiscal 2013. Sales and marketing expenses as a percentage of net sales decreased to 23.7% during  fiscal 2014 as compared to 23.8% in fiscal 2013. The components of sales and marketing expenses are explained below.

Advertising expense increased $50.0 million, or 47.4%, to $155.3 million during fiscal 2014, from $105.3 million during fiscal 2013. The increase in the amount of advertising spend was mainly attributable to increased spending to enhance our market share in many of our established markets and, to a lesser extent, our expansion into new markets. Advertising expense as a percentage of net sales decreased to 8.6% during fiscal 2014, compared to 8.7% during fiscal 2013, primarily due to generating greater leverage from the increase in net sales in certain markets. We receive funds from time to time from certain vendors for the advertisement of their products, and we recognize these funds as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $11.7 million during fiscal 2014, compared with $9.1 million during fiscal 2013.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, but also including costs incurred to accept payments from our customers, such as credit card and third party finance fees, increased $87.9 million, or 47.7%, to $272.1 million during fiscal 2014, compared to $184.2 million during fiscal 2013, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales remained flat at 15.1% in both fiscal 2014 and fiscal 2013.

General and administrative expenses.  General and administrative expenses increased $84.0 million, or 101.2%, to $167.0 million for fiscal 2014, compared to $83.0 million for fiscal 2013. The increase in general and administrative expenses was primarily a result of our growth, including a $36.0 million increase in wages, benefits and stock-based compensation resulting from employee additions to our corporate office, a $6.9 million increase in costs associated with our group health life insurance plan, a $28.4 million increase in acquisition-related costs, a $3.8 million increase in ERP implementation training costs and a $8.9 million increase in various other general and administrative expense categories. General and administrative expenses as a percentage of net sales increased to 9.2% during fiscal 2014, compared to 6.8% for the comparable prior year period. The increase in general and administrative expenses as a percentage of net sales is primarily due to the increase in acquisition-related costs noted above, an increase in ERP implementation costs noted above, an increase in cost of group health life insurance and administrative labor as a percentage of net sales and increases in various other areas.  General and administrative expenses for fiscal 2014 and fiscal 2013 included $39.8 million and $5.7 million, respectively, of acquisition-related costs, secondary offering costs, ERP implementation training costs, and impairment and severance charges. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

Loss on store closings and impairment of store assets.  Loss on store closings and impairment of store assets increased $0.3 million to $1.8 million during fiscal 2014, compared to $1.5 million for fiscal 2013, primarily as a result of an increase of $0.5 million in store-level fixed asset impairment charges over the prior year period, offset by a decrease of $0.2 million in the amount of remaining lease commitments on stores that we closed during respective periods.

Other expense, net.  Other expense, net, for both periods consisted primarily of interest expense and a loss on early debt extinguishment. Interest expense increased $11.0 million, or 101.6%, to $21.9 million during fiscal 2014, compared to $10.9 million during fiscal 2013, primarily as a result of an increase in term and revolver borrowings to fund the recent acquisitions as compared to the prior year period. We incurred a $2.3 million loss on early debt extinguishment related to the termination of our 2012 Senior Credit Facility.

Income tax expense.  We recognized $29.2 million of income tax expense during fiscal 2014, compared to $33.2 million of income tax expense during fiscal 2013. The effective tax rate was 39.8% during fiscal 2014, compared to 38.5% during fiscal 2013, and differs primarily as a result of the impact of state income taxes and non-deductible secondary offering costs in 2014.

Net income.  As a result of the above, net income was $44.3 million during fiscal 2014 compared to $52.9 million during fiscal 2013.

Fiscal 2013 Compared to Fiscal 2012

Net sales.  Net sales increased $209.5 million, or 20.8%, to $1,216.8 million during fiscal 2013, compared to $1,007.3 million during fiscal 2012, primarily as a result of an increase in the number of stores we operated. The components of the net sales increase for fiscal 2013, as compared to fiscal 2012, were as follows (in millions):

Progression in Net Sales
Fiscal 2013
Net sales for prior year period	$1,007.3
Increase (decrease) in net sales:
Comparable-store sales	13.0
New stores	132.0
Acquired stores	78.4
Closed stores	(13.9)
Increase in net sales, net	209.5
Net sales for current year period	$1,216.8
% increase	20.8%

The increase in comparable‑store net sales represents a 1.3% comparable‑store sales increase, which was primarily the result of an increase in unit sales driven by sales initiatives implemented during the second half of fiscal 2013 that encouraged our sales associates to improve sales productivity. As a result of these unit sales initiatives, comparable‑store sales increased 2.9% and 6.5% during the third and fourth fiscal quarters of fiscal 2013, as compared with the prior year periods, offset partially by a decline in average sales per unit. The sales increase for the fourth fiscal quarter of fiscal 2013 was net of the effects of severe winter weather that negatively impacted our sales during December 2013 and January 2014. The increase in our net sales from new stores was the result of 154 new stores opened at various times throughout fiscal 2013 compared to 118 stores opened throughout fiscal 2012, prior to their inclusion in the comparable‑store sales calculation beginning with the thirteenth full fiscal period of operation. The increase in net sales from acquired stores was the result of the acquisitions of 181 Mattress Giant stores in May 2012, 34 Mattress X‑Press stores in September 2012, 27 Mattress Source stores in December 2012, five Mattress People stores in November 2013, 39 Perfect Mattress stores in December 2013 and two Mattress Expo stores in December 2013. We closed 32 stores in both fiscal 2013 and fiscal 2012 and the reduction in sales during fiscal 2013 from these closings totaled $13.9 million, as compared with $8.1 million from store closings in fiscal 2012. We operated 1,225 stores at the end of fiscal 2013, compared with 1,057 stores at the end of fiscal 2012.

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

Store and warehouse occupancy costs, consisting primarily of lease related costs of rented facilities, increased $34.1 million, or 24.9%, to $170.8 million during fiscal 2013, compared to $136.7 million for the corresponding prior year period. The increase in the amount of store and warehouse occupancy costs during fiscal 2013 was mainly attributable to the increase in the number of stores we operated and the warehouse operations in a number of new markets opened or acquired during the fiscal year. Store and warehouse occupancy costs as a percentage of net sales increased to 14.0% during fiscal 2013, compared to 13.6% during fiscal 2012. The increase in store and warehouse occupancy costs as a percentage of net sales during fiscal 2013 was primarily attributable to our entrance into new markets that resulted in less scale and cost leverage relative to established markets and an increase in the store occupancy costs for new stores, partially offset by leverage generated from comparable‑store sales growth in our established markets.

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

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $15.2 million, or 19.7%, to $92.6 million during fiscal 2013, compared to $77.4 million during fiscal 2012, primarily as a result of the increase in net sales and in the increase in the number of stores we operated during fiscal 2013, as compared to the corresponding prior year period. Other cost of sales for fiscal 2013 and fiscal 2012 included $0.2 million and $2.6 million, respectively, of acquisition‑related costs related to the Mattress Giant, Mattress X‑Press and Mattress Source acquisitions in 2012, consisting of temporary storage facilities during the integration periods and duplicate costs attributable to certain warehouse facilities that have been consolidated.

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

Franchise fees and royalty income.  Franchise fees and royalty income increased $0.2 million, or 4.1%, to $5.6 million for fiscal 2013, compared to $5.4 million during the corresponding prior year period. The increase in income was attributable to a $0.5 million increase in royalty income, which was primarily due to increases in sales for franchised stores as compared with the prior year period mainly due to new stores, which was partially offset by a $0.3 million decrease in initial fees, resulting from a decrease in the number of new franchisee stores opened during fiscal 2013 as compared with fiscal 2012. Our franchisees operated 136 stores at January 28, 2014..

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

General and administrative expenses.  General and administrative expenses increased $9.4 million, or 12.7%, to $83.0 million for fiscal 2013, compared to $73.6 million for fiscal 2012. The increase in general and administrative expenses was primarily a result of our growth, including a $10.3 million increase in wages, benefits and stock‑based compensation resulting from employee additions to our corporate office, a $2.8 million increase in depreciation and amortization expense due to our continued investment in our corporate infrastructure to support our growth strategy, a $1.8 million increase related to training for our ERP system and a $6.7 million increase in various other general and administrative expense categories, partially offset by an $10.3 million decrease in acquisition‑related costs and a $1.9 million decrease in costs incurred in connection with a secondary offering of shares of common stock by certain of our selling stockholders which was completed in October 2012. General and administrative expenses as a percentage of net sales decreased to 6.8% during fiscal 2013, compared to 7.3% for the comparable prior year period. The decrease in general and administrative expenses as a percentage of net sales is primarily due to the decrease in acquisition‑related costs noted above, a decrease in secondary offering costs as noted above and decreases in various other areas, offset by the increase in ERP system training costs noted above as well as higher ongoing costs related to the new ERP system, and increases in depreciation and amortization costs noted above. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

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

Loss on store closings and impairment of store assets.  Loss on store closings and impairment of store assets increased $0.4 million to $1.5 million during fiscal 2013, compared to $1.1 million during fiscal 2012, primarily as a result of an increase of $0.3 million in store‑level fixed asset impairment charges over the prior year period, and to a lesser extent, an increase in the amount of remaining lease commitments on stores that we closed during fiscal 2013.

Other expense, net.  Other expense, net, for both periods consisted primarily of interest expense. Interest expense increased $1.6 million, or 17.5%, to $10.9 million during fiscal 2013, compared to $9.3 million during fiscal 2012, primarily as a result of the 150 basis‑point increase in the term debt borrowing rate in connection with the November 2012 amendment to the 2012 Senior Credit Facility.

Income tax expense.  We recognized $33.2 million and $26.7 million of income tax expense during fiscal 2013 and fiscal 2012, respectively. The effective tax rate was 38.5% and 40.1% during fiscal 2013 and fiscal 2012, respectively, and differs primarily as a result of the impact of non‑ deductible acquisition‑related and secondary offering costs in 2012.

Net income.  As a result of the above, our net income was $52.9 million during fiscal 2013, compared to $39.9 million during fiscal 2012.

Liquidity and Capital Resources

Cash Flows

The following table summarizes the principal elements of our cash flows (in thousands):

	Fiscal 2012	Fiscal 2013	Fiscal 2014
Total cash provided by (used in):
Operating activities	$78,738	$103,441	$104,813
Investing activities	(131,655)	(64,379)	(646,419)
Financing activities	19,527	(30,740)	532,203
Net (decrease) increase in cash and cash equivalents	(33,390)	8,322	(9,403)
Cash and cash equivalents, beginning of period	47,946	14,556	22,878
Cash and cash equivalents, end of period	$14,556	$22,878	$13,475

Operating cash flows.

Net cash provided by operating activities was $104.8 million for fiscal 2014 compared to $103.4 million for fiscal 2013. The $1.4 million increase in cash flows from operating activities as compared to the prior year period was primarily due to changes in operating assets and liabilities related to normal fluctuations in the timing of cash collections and cash requirements which used an additional $4.7 million in cash.  Although net income decreased by $8.6 million in fiscal 2014 compared to fiscal 2013, the add-back of non-cash charges such as depreciation expense resulted in an additional $14.7 million increase resulting in a net increase to cash of $6.1 million.

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

Investing cash flows.

Net cash used in investing activities was $646.4 million for fiscal 2014 compared to net cash used of $64.4 million fiscal 2013.  The $582.0 million increase was primarily due to a $557.7 million increase in cash used for acquisitions during fiscal 2014.  In addition, capital expenditures increased $24.3 million primarily due to new store openings. We opened 232 new stores during fiscal 2014, compared to 154 new stores in fiscal 2013.

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

Financing cash flows.

Net cash provided by financing activities was $532.2 million for fiscal 2014 compared to net cash used of $30.7 million for fiscal 2013. The $562.9 million increase in cash provided by financing activities was primarily the result of net increased borrowings of $569.7 million which were used to finance acquisitions, an increase of $1.8 million of cash provided by the exercise of common stock options, and a $2.2 million increase of cash provided by the excess tax benefits associated with stock-based awards, partially offset by debt issuance costs of $10.2 million related to the 2014 Senior Credit Facility and an increase of $0.6 million of cash used for the purchase of vested stock-based awards.

Net cash used in financing activities was $30.7 million for fiscal 2013, compared to net cash provided of $19.5 million for fiscal 2012. Net cash used during fiscal 2013 was primarily the result of scheduled payments of our debt, net of $3.2 million in net cash proceeds from the exercise of stock options and tax benefits of stock‑based awards. Our outstanding revolving borrowings were $21 million at the end of both fiscal 2013 and fiscal 2012, and borrowings and payments under the revolving portion of the 2012 Senior Credit Facility had no net effect on financing cash flows during fiscal 2013.

Sources of Liquidity and Capital Requirements

Our primary uses of cash are to fund growth capital and maintenance expenditures for our stores and distribution centers, purchases and replacement of floor sample inventories maintained in our stores, scheduled debt service payments and strategic acquisitions of mattress specialty retailers. Historically, we have satisfied these cash requirements from cash flows provided by our operations and availability under the revolving portion of the 2014 Senior Credit Facility.

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

We plan to spend approximately $100.0 million to $110.0 million in capital expenditures during fiscal 2015, including estimated costs to complete the rebranding and renovation of stores from the recent acquisitions, partially offset by an estimated $10.0 million of construction allowances from landlords.

We believe that we will be able to satisfy our capital requirements for the next twelve months, including supporting our existing operations, continuing our growth strategy, and satisfying our scheduled debt service payments, through a combination of our existing reserves of cash and cash equivalents, internally generated cash flows from operations, and, as required, revolving and incremental term loan borrowings under the 2014 Senior Credit Facility. The revolving portion of the 2014 Senior Credit Facility permits aggregate borrowings of up to $125 million, and contains within the facility, a letter of credit facility that, at any time outstanding, is limited to $50 million and a swing line facility that, at any time outstanding, is limited to $20 million. Subject to customary conditions, the Company may request that the lenders’ aggregate commitments with respect to the revolving credit facility be increased by up to $75 million. There were $50.0 million in outstanding borrowings and $4.6 million in outstanding standby letters of credit under the revolving facility as of February 3, 2015, resulting in $41.1 million of available borrowings as of such date. The maturity date of the revolving credit facility is October 20, 2019. In addition, we had $13.5 million of cash and cash equivalents as of February 3, 2015.

Debt Service

As of February 3, 2015, we had total indebtedness of $770.0 million. The components of our debt as of February 3, 2015 were as follows (in thousands):

2014 Senior Credit Facility	$761,377
Other	8,661
Total long‑term debt	$770,038

2012 Senior Credit Facility—On January 18, 2007, Mattress Holding Corp., an indirect consolidated subsidiary of ours, entered into a credit agreement with UBS Securities LLC and certain of its affiliates and other lenders for a senior secured term loan and revolving credit facility, which was amended and restated on November 5, 2012 and further amended on February 27, 2014 (as amended, the “2012 Senior Credit Facility”). On October 20, 2014, the 2012 Senior Credit Facility was paid off in connection with and effective upon the closing of the 2014 Senior Credit Facility described below. All letters of credit outstanding under the 2012 Credit Agreement continued uninterrupted and were deemed to have been issued under the 2014 Senior Credit Facility. The termination of the 2012 Credit Agreement was a condition precedent to the closing of the 2014 Senior Credit Facility. There were no termination penalties incurred by us in connection with the termination of the 2012 Credit Agreement.

2014 Senior Credit Facility— Effective October 20, 2014, Mattress Holding Corp., a Delaware corporation and indirect subsidiary of Mattress Firm Holding Corp., a Delaware corporation, entered into a $125 million asset-backed loan credit agreement dated October 20, 2014, among Mattress Holding Corp., as borrower, Mattress Holdco, Inc., the lenders party thereto, and Barclays Bank PLC, as administrative agent, collateral agent and issuer (the “ABL Credit Agreement”).

The ABL Credit Agreement is a committed senior revolving credit facility, secured by the assets of the borrower and the guarantors, that permits aggregate borrowings of up to $125 million, and contains within the facility, a letter of credit facility that, at any time outstanding, is limited to $50 million and a swing line facility that, at any time outstanding, is limited to $20 million. Subject to customary conditions, we may request that the lenders’ aggregate commitments with respect to the revolving credit facility be increased by up to $75 million. The maturity date under the ABL Credit Agreement is October 20, 2019.

Loans under the ABL Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 1.25% to 1.75% and the applicable margin on base rate loans varies from 0.25% to 0.75%, in each case determined based upon our average excess available borrowing capacity for the prior three month period. A letter of credit issuance fee is payable by us equal to 0.125% per annum multiplied by the average daily amount available to be drawn under the applicable letter of credit, as well as an additional fee equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under all outstanding letters of credit. The commitment fee rate payable to the lenders for each of the revolving facility and term facility varies from 0.25% to 0.375%.  The weighted average interest rate applicable to outstanding borrowings under the ABL Credit Agreement was 1.67% as of February 3, 2015.

Mattress Holdco, Inc., the parent company of the borrower, and each domestic subsidiary of ours other than immaterial subsidiaries will unconditionally guarantee all existing and future indebtedness and liabilities of the other guarantors and us arising under the ABL Credit Agreement and other loan documents.

The ABL Credit Agreement requires compliance with one financial covenant. We cannot permit our fixed charge coverage ratio to fall below 1.0. The ABL Credit Agreement generally defines the fixed charge coverage ratio as the ratio of (a) adjusted EBITDA, less capital expenditures, less all taxes paid or payable in cash by the borrower and guarantors to (b) the sum of fixed charges, in each case, determined as of the most recently ended fiscal quarter. As of the end of Fiscal 2014, the fixed charge coverage ratio was 4.72 to 1.0.  The ABL Credit Agreement also contains customary representations, warranties and affirmative and negative covenants.

Events of default under the ABL Credit Agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, as well as a cross default event, Loan Document (as defined in the ABL Credit Agreement) enforceability event, change of control event and bankruptcy and other insolvency events. If an event of default occurs and is continuing, then the lenders holding the majority of the outstanding loans have the right, among others, to (i) terminate the commitments under the ABL Credit Agreement, (ii) accelerate and require us to repay all the outstanding amounts owed under any Loan Document (provided that in limited circumstances with respect to insolvency and bankruptcy, such acceleration is automatic), and (iii) require us to cash collateralize any outstanding letters of credit.

Outstanding ABL Credit Agreement borrowings were $50.0 million at February 3, 2015.  Outstanding letters of credit on the revolving facility were $4.6 million at February 3, 2015, resulting in $41.1 million of availability for revolving borrowings.

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

Term loans in the aggregate principal amount of $720 million were issued under the Term Loan Credit Agreement on October 20, 2014. The maturity date under the Term Loan Credit Agreement is October 20, 2021.  Loans under the Term Loan Credit Agreement bear interest by reference, at our election, to the LIBOR rate, which varies from 4.00% to 4.25% or base rate, which varies from 3.00% to 3.25%, in each case determined based upon our total net leverage ratio.  The weighted average interest rate applicable to outstanding borrowings under the Term Loan Credit Agreement was 5.25% as of February 3, 2015.

Mattress Holdco, Inc., the parent company of the borrower, and each domestic subsidiary of ours other than immaterial subsidiaries will unconditionally guarantee all existing and future indebtedness and liabilities of the other guarantors and us arising under the Term Loan Credit Agreement and other loan documents. The Term Loan Credit Agreement contains customary representations, warranties and affirmative and negative covenants.

Events of default under the Term Loan Credit Agreement include failure to pay principal or interest when due, failure to comply with the covenants, as well as a cross default event, Loan Document (as defined in the Term Loan Credit Agreement) enforceability event, change of control event and bankruptcy and other insolvency events. If an event of default occurs and is continuing, then the lenders holding a majority of the outstanding loans have the right, among others, to (i) terminate the commitments under the Term Loan Credit Agreement, and (ii) accelerate and require us to repay all the outstanding amounts owed under any Loan Document (provided that in limited circumstances with respect to insolvency and bankruptcy, such acceleration is automatic).

Other Indebtedness—A subsidiary of ours has an outstanding note payable related to the purchase of mattress specialty retail stores formerly operated by Mattress Liquidators, in the aggregate principal amount of $2.5 million that bears interest at 6.00% with quarterly principal and interest payments through fiscal 2016.

A subsidiary of ours has financed property and casualty insurance premiums payable in the amount of $0.2 million payable in fiscal 2015.

In conjunction with the acquisition of Sleep Train, we assumed notes payable in the aggregate principal amount of $5.5 million that primarily bear interest at 2.97% with monthly principal and interest payments through fiscal 2027.

A subsidiary of ours has an outstanding note payable related to the purchase of mattress specialty retail stores formerly operated by Best Mattress, in the aggregate principal amount of $0.5 million that bears interest at 6.00% with quarterly principal and interest payments through fiscal 2016.

Covenant Compliance

We were in compliance with all of the financial covenants required under the 2014 Senior Credit Facility and our other indebtedness as of February 3, 2015. We believe that we will be able to maintain compliance with the various covenants required under our debt agreements for the next twelve months without amending any of the debt agreements or requesting waivers from the lenders that are party to the debt agreements.

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

Our significant accounting policies are discussed in Note 1, Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10‑K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the audit committee of our board of directors.

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

The Company accrues a liability for estimated sales returns and exchanges in the period that the related sales are recognized. The Company provides its customers with a comfort satisfaction guarantee whereby the customer may return or exchange the original mattress anytime during a specified period from the date of original purchase. Mattresses received back are reconditioned pursuant to state law and resold through the Company’s clearance center stores as used merchandise. The Company accrues a liability for the estimated costs, net of estimated restocking fees, related to the diminishment in value of the returned merchandise at the time the sale is recognized based upon historical experience. The liability for sales returns and sales exchanges is included in other accrued liabilities.

Our revenue recognition accounting methodology contains uncertainties in that management is required to make assumptions and to apply judgment to estimate future sales returns and exchanges and the associated costs.

Effective August 2010, we revised our return and exchange policy to enable our customers to return products for any reason for a specified period after the original purchase date for either a full refund or exchange credit with payment of a return fee. The policy is referred to as the Happiness Guarantee®. Prior to this new policy, a customer could exchange a mattress for a similar mattress from 30 days to 90 days from the original purchase date, subject to a restocking fee, although the restocking fee could be waived at the discretion of the sales associate.

The Happiness Guarantee® has resulted in an increased amount of returns and exchanges. The estimated cost of sales returns and exchanges and the corresponding reserves will fluctuate based on historical activity.

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
Vendor Incentives

Cash payments received from vendors as incentives to enter into or to maintain long‑term supply arrangements, including payments received in connection with the opening of new stores and volume‑based incentives requiring minimum purchase volumes during the term of the supply agreement, are deferred and amortized as a reduction of cost of sales using a systematic approach.

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

If actual results are not consistent with the assumptions and estimates used, we may be exposed to additional adjustments that could materially, either positively or negatively, impact our gross profit and inventory valuation. However, substantially all receivables associated with these activities are collected within the following fiscal year and all amounts deferred against inventory turnover within the following fiscal year are realized. As a result, subjective long‑term estimates are not required. Adjustments to our gross profit and inventory in the following fiscal year have historically not been material.

The Company receives cash funds from certain vendors upon the opening of a new store (“new store funds”) if the opening results in an increase in the total number of stores in operation. Under the current supply arrangements, the Company is not required to purchase a stated amount of products for an individual store or in total as a condition to receipt of the new store funds, although it is obligated to repay a portion of new store funds if a new store is subsequently closed, if the Company ceases to sell the supplier’s products in the new store or if a supply arrangement is terminated early. The Company classifies new store funds as a noncurrent liability and recognizes a pro‑rata reduction of cost of sales in the results of operations over 36 months, which is the period that most closely aligns with the terms of the Company’s supply agreements regarding the manner in which new store funds are earned.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Self‑Insured Liabilities

We are self‑insured for certain losses related to employee health and workers’ compensation liability claims. However, we obtain third‑party insurance coverage to limit our exposure to these claims.

When estimating our self‑insured liabilities, we consider a number of factors, including historical claims experience, demographic factors, severity factors and valuations provided by independent third‑party actuaries.

Periodically, we review our assumptions and the valuation provided by independent third‑party actuaries to determine the adequacy of our self‑insured liabilities.

Our self‑insurance liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date.

We have not made any material changes in the policy we use to establish our self‑insured liabilities during the past three fiscal years.

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions we use to calculate our self‑insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Goodwill and Indefinite‑Lived Intangible Assets

We evaluate goodwill and indefinite‑lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value of the goodwill or indefinite‑lived intangible assets may not be recoverable.

The impairment test for goodwill is performed for each reporting unit. A reporting unit is defined as an operating segment or one level below a segment, a component. We manage our company‑operated stores on a geographic basis. Our operating segments consist of each of our geographic regions of company‑operated stores (“regions”), e‑commerce sales, multi‑channel sales representing our special events operations and the franchise business. Geographic territory components comprise each of the company‑operated store regions and are aggregated within each region as all territory components possess similar economic characteristics. The e‑commerce, multi‑channel sales and franchise operating segments have no lower level components and each of these operating segments is a reporting unit. All of our goodwill is assigned to our region and e‑commerce reporting units. The method of assigning goodwill to reporting units is applied in a consistent manner and may involve estimates and assumptions.

As we test goodwill impairment at the reporting unit level, we may be required to incur goodwill impairment charges based on adverse changes affecting a particular reporting unit, regardless of overall performance. Such impairment charges may have a material adverse effect on our results of operations.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

We assign the carrying value of these intangible assets to their “reporting units” and apply the impairment test at the reporting unit level. We complete our impairment evaluation by performing internal valuation analyses, considering other publicly available market information and using an independent valuation firm, as appropriate.

The test for goodwill impairment involves a comparison of the fair value of our reporting units to their respective carrying amounts, including goodwill (“quantitative evaluation”). If the carrying value exceeds fair value, the fair value of goodwill is compared with the respective carrying value and an impairment loss is recognized in the amount of the excess.

At the Company’s option, determined annually, the test for goodwill may also be performed through a qualitative evaluation as to whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying value using an assessment of relevant events and circumstances.  If any reporting unit is concluded to be more likely impaired than not, the Company proceeds to the quantitative evaluation described above.  The Company utilized the qualitative assessment approach for the goodwill impairment test performed for fiscal 2014 for the Sleep Train reporting unit.

The impairment test for indefinite‑lived assets consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the asset establishes the new accounting basis.

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

The fair values of all but one of our reporting units were substantially in excess of the assigned carrying values in the most recent impairment test performed as of the end of the fourth quarter of fiscal 2014.  For the one reporting unit, which holds $36.6 million carrying value of goodwill, or 4.5% of total goodwill, the fair value exceeded the carrying value by 4.5%.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment of goodwill and other indefinite‑lived intangible assets. However, if actual results are not consistent with our estimate or assumptions, we may be exposed to an impairment charge that could be material.

Long‑Lived Assets

Long‑lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our investment in store leasehold improvements, including fixtures and equipment, is the most significant long‑lived asset.

When evaluating long‑lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s undiscounted estimated future cash flows. If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss based on the asset’s carrying value in excess of the asset’s estimated fair value.

The impairment review of long‑lived assets related to stores is evaluated at the individual store level. The results of individual stores may deteriorate based on factors outside the control of the Company, such as the proximity of competitors, shifting retail trade area demographics and other macro‑economic factors.

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

We do not believe there is a reasonable likelihood that there will be a material charge in the estimates or assumptions we use to calculate long‑lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Costs Associated With Location Closings

We lease the vast majority of our stores and other locations under long‑term leases and we occasionally vacate locations prior to the expiration of the related lease. For vacated locations that are under long‑term leases, we record an expense for the difference between our future lease payments and related costs (e.g., real estate taxes and common area maintenance) from the date of closure through the end of the remaining lease term, net of expected future sublease rental income.

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

A 10% change in our location closing liability at February 3, 2015, would have affected net income by less than $0.2 million in fiscal 2014.

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair values of acquired assets and liabilities for those acquisitions completed in fiscal 2012, fiscal 2013 and fiscal 2014. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

A 10% change in our warranty liability at February 3, 2015, would have affected net income by less than $0.7 million in fiscal 2014.

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

We performed an analysis of all available evidence, both positive and negative, consistent with provision of ASC 740‑10‑30‑17 “Establishment of a Valuation Allowance for Deferred Tax Assets”. As of February 3, 2015 we determined that it was more likely than not that the deferred tax assets would be realized.

We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to establish our deferred tax assets and liabilities.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Stock‑Based Compensation

For all stock‑based awards, we measure compensation cost at fair value on the date of grant and recognize compensation expense over the service period in which the awards are expected to vest.

Eligible employees have been granted stock options at an exercise price equal to the grant date closing price of our common stock. A portion of the stock options granted to our employees are subject to a four or five‑year time‑based vesting schedule, while the remaining portion of the stock options are subject to a four‑year market‑based vesting schedule, with such vesting based on specified stock price increase targets, as set forth in the option award agreement evidencing the grant of such stock options.

In addition non‑employee independent directors and certain of our employees were granted restricted stock with a fair value equal to our closing stock price on the date of grant. The grants to non‑employee independent directors vest over one year, while a portion of the restricted stock granted to certain of our employees vest over three years. The remaining portion of the restricted stock granted to our employees are subject to either a four‑year time‑based vesting schedule or a four‑year market‑based vesting schedule, with such vesting based on specified stock price increase targets, as set forth in the stock award agreement evidencing the grant of such restricted stock.

The Company estimates the fair value of stock awards granted pursuant to the Omnibus Plan based upon the nature of the awards. Stock options that vest based upon the passage of time are valued using a Black‑Scholes option pricing model, which utilizes assumptions for risk‑free interest rate, dividend yield, stock price volatility and weighted average expected term. Restricted stock awards that vest based upon the passage of time are valued using the closing market price per share on the date of grant. Stock options and restricted stock awards that include additional market vesting conditions are valued using a Monte Carlo Simulation approach, which utilizes similar input assumptions as the Black‑Scholes option pricing model, plus a suboptimal exercise factor. The assumptions involving stock price volatility and stock option term are subject to a higher degree of uncertainty due to the limited period of time that the Company’s equity shares have been publicly traded and limited experience with stock option awards. The Company has utilized data of publicly‑traded peer companies to provide a reasonable basis for such assumptions and has applied the simplified method as permitted by SAB 107 and SAB 110 in determining the stock option term.

We have not made any material changes in the policy we use to estimate the fair value of stock‑based awards and the period over which compensation expense is recognized. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock‑based compensation expense that could be material.

In addition, if actual results are not consistent with the assumptions used, the stock‑based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock‑based compensation. Finally, if the actual forfeiture rates are not consistent with the assumptions used, we could experience future earnings adjustments.

A 10% change in our stock‑based compensation expense for the year ended February 3, 2015, would have affected net income by less than $0.9 million in fiscal 2014.

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

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes certain of our contractual obligations at February 3, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2015	2016	2017	2018	2019	Thereafter	Total
Long‑term debt, including principal and interest(1)	$38,195	$35,334	$34,111	$33,879	$83,647	$706,985	$932,151
Operating leases(2)	241,749	211,352	175,090	139,097	108,077	344,983	1,220,348
Operating contracts(3)	2,115	1,340	876	825	—	—	5,156
Letters of credit(4)	25	25	125	—	—	—	175
Total	$282,084	$248,051	$210,202	$173,801	$191,724	$1,051,968	$2,157,830

(1)

Future contractual obligations on the 2014 Senior Credit Facility reflect the Company’s current interest rate, which is based on LIBOR plus 4.25% on the Term Loan and LIBOR plus 1.50% on the ABL Loan outstanding debt balances.

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

(4)

We have outstanding letters of credit at February 3, 2015, which expire at varying times through 2017, including $4.4 million that are subject to automatic renewal for an additional one‑year period on the anniversary date of the agreement, unless we receive notice from the counterparty that the letter of credit agreement has been terminated at least 30 to 60 days prior to the automatic renewal date.

Our total liability for uncertain tax positions under the Accounting Standards Codification (ASC) 740‑10‑25 “Establishment of a Valuation Allowance for Deferred Tax Assets” was $0.4 million as of February 3, 2015. During the next fiscal year, unrecognized tax benefits are expected to remain unchanged. At this time, we do not expect a payment related to these obligations within the next year. See Note 6 to the consolidated financial statements for additional information.

Off‑Balance Sheet Arrangements

We do not have any “off‑balance sheet arrangements” (as such term is defined in Item 303 of Regulation S‑K), other than the operating leases and operating contracts shown above in the Contractual Obligations and Commercial Commitments table, that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under the 2014 Senior Credit Facility with interest rates that vary in direct relationship to changes in the prime interest rate or LIBOR. Our floating rate indebtedness was approximately $761.4 million at February 3, 2015. If short‑term floating interest rates increased by 100 basis points during the prior twelve months, our interest expense would have increased by approximately $4.3 million during that year. This amount is determined by considering the impact of the hypothetical change in interest rates on our average amount of floating rate indebtedness outstanding for fiscal 2014.

Impact of Inflation.  We believe that inflation has not had a material impact on our results of operations for any fiscal year during the three‑ year period ended February 3, 2015. We cannot be sure that inflation will not have an adverse impact on our operating results or financial condition in future periods.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mattress Firm Holding Corp.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Mattress Firm Holding Corp. and subsidiaries (the "Company") as of February 3, 2015 and January 28, 2014, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits. The consolidated financial statements of the Company for the year ended January 29, 2013, were audited by other auditors whose report, dated April 1, 2013, expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mattress Firm Holding Corp. and subsidiaries as of February 3, 2015 and January 28, 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for inventory from the First-In, First-Out cost flow method to the Weighted Average cost flow method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 3, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 3, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

April 3, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mattress Firm Holding Corp.

Houston, Texas

We have audited the internal control over financial reporting of Mattress Firm Holding Corp. and subsidiaries (the "Company") as of February 3, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at The Sleep Train, Inc., which was acquired on October 20, 2014 and whose financial statements constitute 36% of total assets, 8% of revenues, and 11% of net income of the consolidated financial statement amounts as of and for the year ended February 3, 2015. Accordingly, our audit did not include the internal control over financial reporting at The Sleep Train, Inc.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended

February 3, 2015 of the Company and our report dated April 3, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules, and included an explanatory paragraph regarding the Company’s adoption of a change in accounting for inventory from the First-In, First-Out cost flow method to the Weighted Average cost flow method.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

April 3, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mattress Firm Holding Corp.

We have audited the accompanying basic consolidated statements of operations, stockholders’ equity, and cash flows for the year ended January 29, 2013, of Mattress Firm Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”). Our audit of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Mattress Firm Holding Corp. and subsidiaries for the year ended January 29, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Houston, Texas

April 1, 2013

MATTRESS FIRM HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	January 28,	February 3,
	2014	2015
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$22,878	$13,475
Accounts receivable, net	20,812	51,193
Inventories	81,507	163,518
Deferred income tax asset	4,729	8,882
Prepaid expenses and other current assets	16,348	43,019
Total current assets	146,274	280,087
Property and equipment, net	174,770	267,602
Intangible assets, net	84,391	215,953
Goodwill	366,647	821,349
Debt issue costs and other, net	12,549	24,033
Total assets	$784,631	$1,609,024
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$3,621	$9,947
Accounts payable	72,165	149,612
Accrued liabilities	42,435	98,250
Customer deposits	9,318	19,398
Total current liabilities	127,539	277,207
Long-term debt, net of current maturities	217,587	760,091
Deferred income tax liability	37,921	41,455
Other noncurrent liabilities	73,092	94,788
Total liabilities	456,139	1,173,541

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.01 par value; 120,000,000 shares authorized; 34,002,981 and 33,990,381 shares issued and outstanding at January 28, 2014; and 35,134,187 and 35,101,632 shares issued and outstanding at February 3, 2015, respectively	340	351
Additional paid-in capital	373,153	435,882
Accumulated deficit	(45,001)	(750)
Total stockholders’ equity	328,492	435,483
Total liabilities and stockholders’ equity	$784,631	$1,609,024

The accompanying notes are an integral part of these consolidated financial statements.

MATTRESS FIRM HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal	Fiscal	Fiscal
	2012	2013	2014
	(in thousands, except share and per share amounts)
Net sales	$1,007,337	$1,216,812	$1,806,029
Cost of sales	614,572	751,487	1,116,666
Gross profit from retail operations	392,765	465,325	689,363
Franchise fees and royalty income	5,396	5,617	4,584
Total gross profit	398,161	470,942	693,947
Operating expenses:
Sales and marketing expenses	245,555	289,533	427,401
General and administrative expenses	73,640	82,964	167,035
Intangible asset impairment charge	2,100	—	—
Loss on store closings and impairment of store assets	1,050	1,499	1,813
Total operating expenses	322,345	373,996	596,249
Income from operations	75,816	96,946	97,698
Other expenses:
Interest expense, net	9,247	10,864	21,924
Loss from debt extinguishment	—	—	2,288
Total other expenses	9,247	10,864	24,212
Income before income taxes	66,569	86,082	73,486
Income tax expense	26,698	33,158	29,235
Net income	$39,871	$52,924	$44,251

Basic net income per common share	$1.18	$1.56	$1.29
Diluted net income per common share	$1.18	$1.55	$1.27

Basic weighted average shares outstanding	33,770,779	33,870,461	34,389,282
Diluted weighted average shares outstanding	33,853,276	34,131,456	34,811,076

The accompanying notes are an integral part of these consolidated financial statements.

MATTRESS FIRM HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
	(in thousands, except share amounts)
Balances at January 31, 2012	33,768,828	338	361,717	(137,796)	224,259
Retirement of residual Mattress Holdings, LLC shares	(57)	—	—	—	—
Exercise of common stock options	26,859	—	510	—	510
Stock ‑based compensation	—	—	2,856	—	2,856
Net income	—	—	—	39,871	39,871
Balances at January 29, 2013	33,795,630	338	365,083	(97,925)	267,496
Exercise of common stock options	158,563	2	3,025	—	3,027
Excess tax benefits associated with stock ‑based awards	—	—	692	—	692
Vesting of restricted stock	48,788	—	—	—	—
Purchase of vested stock ‑based awards	(12,600)	—	(493)	—	(493)
Stock ‑based compensation	—	—	4,846	—	4,846
Net income	—	—	—	52,924	52,924
Balances at January 28, 2014	33,990,381	$340	$373,153	$(45,001)	$328,492
Sleep Experts equity consideration	71,619	1	3,439	—	3,440
Sleep Train equity consideration	745,107	7	44,214	—	44,221
Exercise of common stock options	218,216	2	4,875	—	4,877
Excess tax benefits associated with stock ‑based awards	—	—	2,932	—	2,932
Vesting of restricted stock	96,264	1	—	—	1
Purchase of vested stock ‑based awards	(19,955)	—	(1,131)	—	(1,131)
Stock ‑based compensation	—	—	8,400	—	8,400
Net income	—	—	—	44,251	44,251
Balances at February 3, 2015	35,101,632	$351	$435,882	$(750)	$435,483

The accompanying notes are an integral part of these consolidated financial statements.

MATTRESS FIRM HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal	Fiscal	Fiscal
	2012	2013	2014
	(in thousands)
Cash flows from operating activities:
Net income	$39,871	$52,924	$44,251
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	23,507	29,498	41,740
Loan fee and other amortization	2,361	2,207	5,608
Loss from debt extinguishment	—	—	2,288
Deferred income tax expense	17,131	12,349	5,269
Stock-based compensation	2,856	4,846	8,400
Intangible asset impairment charge	2,100	—	—
Loss on store closings and impairment of store assets	894	1,499	1,813
Construction allowances from landlords	5,567	5,464	7,561
Excess tax benefits associated with stock-based awards	—	(692)	(2,932)
Effects of changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(5,350)	6,168	(18,403)
Inventories	(15,714)	(15,964)	(18,258)
Prepaid expenses and other current assets	(3,616)	2,901	(18,943)
Other assets	(3,219)	(3,049)	(4,367)
Accounts payable	9,324	3,183	27,480
Accrued liabilities	1,389	(709)	24,231
Customer deposits	(218)	840	(558)
Other noncurrent liabilities	1,855	1,976	(367)
Net cash provided by operating activities	78,738	103,441	104,813
Cash flows from investing activities:
Purchases of property and equipment	(68,604)	(55,546)	(79,897)
Business acquisitions, net of cash acquired	(63,051)	(8,833)	(566,522)
Net cash used in investing activities	(131,655)	(64,379)	(646,419)
Cash flows from financing activities:
Proceeds from issuance of debt	56,000	72,000	1,014,800
Principal payments of debt	(36,983)	(105,966)	(479,087)
Debt issuance costs	—	—	(10,188)
Proceeds from exercise of common stock options	510	3,027	4,877
Excess tax benefits associated with stock-based awards	—	692	2,932
Purchase of vested stock-based awards	—	(493)	(1,131)
Net cash provided by (used in) financing activities	19,527	(30,740)	532,203
Net (decrease) increase in cash and cash equivalents	(33,390)	8,322	(9,403)
Cash and cash equivalents, beginning of period	47,946	14,556	22,878
Cash and cash equivalents, end of period	$14,556	$22,878	$13,475

The accompanying notes are an integral part of these consolidated financial statements.

MATTRESS FIRM HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

Business—Mattress Firm Holding Corp., through its direct and indirect subsidiaries, is engaged in the retail sale of mattresses and bedding-related products in various metropolitan markets in the United States through company-operated and franchisee-owned mattress specialty stores that operate primarily under the name Mattress Firm. Mattress Firm Holding Corp. and its subsidiaries are referred to collectively as the “Company” or “Mattress Firm.”

Ownership—As of February 3, 2015, J.W. Childs Equity Partners III, L.P. owns 14.2 million shares (approximately 40%) of the common stock of Mattress Firm Holding Corp. and is the controlling stockholder. Prior to the initial public offering, the Company was a wholly‑owned subsidiary of Mattress Holdings, LLC, which was majority owned by JWC Mattress Holdings, LLC, a limited liability company managed by J.W. Childs Associates, Inc. (“J.W. Childs”). Mattress Holdings, LLC had various minority owners including certain members of the Company’s management (together with J.W. Childs, the “Equity Owners”). On September 27, 2012, Mattress Holdings, LLC distributed its holdings of Mattress Firm Holding Corp. common stock to the Equity Owners and was subsequently dissolved.

Basis of Presentation—The accompanying financial statements present the consolidated balance sheets, statements of operations, stockholders’ equity and cash flows of the Company. All intercompany accounts and transactions have been eliminated.

Fiscal Year—The Company’s fiscal year consists of 52 or 53 weeks ending on the Tuesday closest to January 31. Each of the fiscal years ended January 29, 2013 (“Fiscal 2012”) and January 28, 2014 (“Fiscal 2013”) consisted of 52 weeks. The fiscal year ended February 3, 2015 (“Fiscal 2014”) consisted of 53 weeks.

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

The FASB has issued guidance on the definition of fair value, the framework for using fair value to measure assets hierarchy, which prioritizes the inputs used to measure fair value. These tiers include:

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

Assets requiring recurring or non‑recurring fair value measurements consisted of the following (in thousands):

	Net Book
	Value as of
	January 28,	Fair Value Measurements			Fiscal 2013
	2014	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan (Note 13)	$1,353	$—	$1,353	$—	$—
Property and equipment requiring impairment review (Note 3)	$321	$—	$—	321	$464

	Net Book
	Value as of
	February 3,	Fair Value Measurements			Fiscal 2014
	2015	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan (Note 13)	$1,247	$—	$1,247	$—	$—
Property and equipment requiring impairment review (Note 3)	$702	$—	$—	$702	$937

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

Impairment testing performed as of January 28, 2014

			Unobservable
Valuation Technique	Significant Unobservable Inputs		Input Range
Property and Equipment Impairment Testing
Income approach	WACC	(1)	13.5%

Impairment testing performed as of February 3, 2015

			Unobservable
Valuation Technique	Significant Unobservable Inputs		Input Range
Property and Equipment Impairment Testing
Income approach	WACC	(1)	13.5%

(1)	Weighted Average Cost of Capital

The fair value of the 2014 Senior Credit Facility term loans was estimated based on the ask and bid prices quoted from an external source. The carrying values of the 2014 Senior Credit Facility term loans and other debt instruments at fixed rates are not materially different than their face value.

Net Sales—Sales revenue, including fees collected for delivery services, is recognized upon delivery and acceptance of mattresses and bedding products by the Company’s customers and is recorded net of estimated returns. Customer deposits collected prior to the delivery of merchandise are recorded as a liability. Net sales are recognized net of the sales tax collected from customers and remitted to various taxing jurisdictions. Fiscal 2013 and fiscal 2014 were comprised of 52 weeks and 53 weeks, respectively, resulting in one additional week of operations in fiscal 2014, which resulted in higher net sales in fiscal 2014 of $47.4 million due to sales in the 53rd week.

Cost of Sales, Sales and Marketing and General and Administrative Expense—The following summarizes the primary costs classified in each major expense category (the classification of which may vary within the Company’s industry).

Cost of sales:

•	Costs associated with purchasing and delivering the Company’s products to the Company’s stores and customers, net of vendor incentives earned on the purchase of products subsequently sold;
•	Physical inventory losses;
•	Store and warehouse occupancy and depreciation expense of related facilities and equipment;
•	Store and warehouse operating costs, including (i) warehouse labor costs, (ii) utilities, (iii) repairs and maintenance, (iv) supplies, (v) and store facilities; and
•	Estimated costs to provide for customer returns and exchanges and to service customer warranty claims.

Sales and marketing expenses:

•	Advertising and media production;
•	Payroll and benefits for sales associates; and
•	Merchant service fees for customer credit and debit card payments, check guarantee fees and promotional financing expense.

General and administrative expenses:

•	Payroll and benefit costs for corporate office and regional management employees;
•	Stock‑based compensation costs;
•	Occupancy costs of corporate facility;
•	Information systems hardware, software and maintenance;
•	Depreciation related to corporate assets;
•	Management fees;
•	Insurance; and
•	Other overhead costs.

Vendor Incentives—Cash payments received from vendors as incentives to enter into or to maintain long‑term supply arrangements, including new store funds described in the following paragraph, are deferred and amortized as a reduction of cost of sales using a systematic approach. Vendor incentives that are based on a percentage of the cost of purchased merchandise, such as cooperative advertising funds, are accounted for as a reduction of the price of the vendor’s products and result in a reduction of cost of sales when the merchandise is sold. Certain vendor arrangements provide for volume‑based incentives that require minimum purchase volumes and may provide for increased incentives upon higher levels of volume purchased. The recognition of earned incentives that vary based on purchase levels includes the effect of estimates of the Company’s purchases of the vendor’s products and may result in adjustments in subsequent periods if actual purchase volumes deviate from the estimates. Vendor incentives that are direct reimbursements of costs incurred by the Company to sell the vendor’s products are accounted for as a reduction of the related costs when recognized in the Company’s results of operations. From time to time, certain vendors provide funds to the Company to advertise their products. The Company recognized $5.2 million, $9.1 million and $11.7 million as a reduction to sales and marketing expense during fiscal 2012, fiscal 2013 and fiscal 2014, respectively, related to such direct vendor advertising funds.

The Company receives cash funds from certain vendors upon the opening of a new store (“new store funds”) if the opening results in an increase in the total number of stores in operation. Under the current supply arrangements, the Company is not required to purchase a stated amount of products for an individual store or in total as a condition to receipt of the new store funds, although it is obligated to repay a portion of new store funds if a new store is subsequently closed, if the Company ceases to sell the supplier’s products in the new store or if a supply arrangement is terminated early. The Company classifies new store funds as a noncurrent liability and recognizes a pro‑rata reduction of cost of sales in the results of operations over 36 months, which is the period that most closely aligns with the terms of the Company’s supply agreements regarding the manner in which new store funds are earned.

Sales Returns and Exchanges—The Company accrues a liability for estimated costs of sales returns and exchanges in the period that the related sales are recognized. The Company provides its customers with a comfort satisfaction guarantee whereby the customer may receive a refund or exchange the original mattress for a replacement of equal or similar quality for a specified period after the original purchase and the payment of a return fee. Mattresses received back under this policy are reconditioned pursuant to state laws and resold through the Company’s clearance center stores as used merchandise. The Company accrues a liability for the estimated costs related to the revaluation of the returned merchandise to the lower of cost or market at the time the sale is recorded based upon historical experience. The Company regularly assesses and adjusts the estimated liability by updating claims rates based on actual trends and projected claim costs. A revision of estimated claim rates and claim costs or revisions to the Company’s exchange policies may have a material adverse effect on future results of operations.

Activity with respect to the liability for sales returns and exchanges, included in accrued liabilities, was as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2012	2013	2014
Balance at beginning of period	$1,079	$1,485	$1,996
Sales return and exchange provision	6,230	8,802	11,636
Sales return and exchange claims	(5,824)	(8,291)	(10,581)
Balance at end of period	$1,485	$1,996	$3,051

Product Warranties—Pursuant to certain of the Company’s supply agreements, the Company may be responsible for manufacturer service warranties and any extended warranties the Company may offer. The customer is not charged a fee for warranty coverage. The Company accrues for the estimated cost of warranty coverage at the time the sale is recorded. In estimating the liability for product warranties, the Company considers the impact of resale value on product received back under warranty. Based upon the Company’s historical warranty claim experience, as well as recent trends that might suggest that past experience may differ from future claims, management periodically reviews and adjusts, if necessary, the liability for product warranties.

Activity with respect to the liability for product warranties was as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2012	2013	2014
Balance at beginning of period	$2,766	$3,779	$4,801
Warranty provision	2,414	2,932	4,577
Warranty claims	(1,401)	(1,910)	(2,527)
Balance at end of period	3,779	4,801	6,851
Less: Current portion included in accrued liabilities	1,735	1,994	3,340
Noncurrent portion included in other non-current liabilities	$2,044	$2,807	$3,511

Franchise Fees and Royalty Income—The Company has granted franchise rights to private operators to operate Mattress Firm stores for a term of generally 20 to 30 years on a market‑by‑market basis. The Company provides standard operating procedure manuals, the right to use systems and trademarks, assistance in site locations of stores and warehouses, training and support services, advertising materials and management and accounting software to its franchisees. The Company is entitled to a nonrefundable initial franchise fee that is recognized in income when all material services have been substantially performed, which is upon the opening of a new store. In addition, the Company earns ongoing royalties based on a percentage of gross franchisee sales, payable twice a month, which are recognized in income during the period sales are recognized by the franchisees.

The Company evaluates the credentials, business plans and the financial strength of potential franchisees before entering into franchise agreements and before extending credit terms for franchise fee and royalty payments. Concentrations of credit risk with respect to accounts receivable with franchisees after considering existing allowances for doubtful accounts, are considered by management to be limited as a result of the small size of the franchisee network relative to company‑operated stores and the years of experience with the current franchisee owners. The Company generally has the right, under the terms of its franchise agreements, to assume the operations of franchisees that do not comply with the conditions of the franchise agreement, including a default on the payments owed to the Company. In such instances, the assumption may involve purchase consideration in the form of cash and the assumption of certain franchisee obligations, including obligations to the Company. Based upon collection experience with existing franchisees and the collateral position, an allowance for doubtful accounts was not necessary as of January 28, 2014 and was less than $0.1 million at February 3, 2015.

Pre‑opening Expense—Store pre‑opening expenses, which consist primarily of occupancy costs, are expensed as incurred.

Advertising and Media Production Expense—The Company incurs advertising costs associated with print and broadcast advertisements. Such costs are expensed as incurred except for media production costs, which are deferred and charged to expense in the period that the advertisement initially airs. Advertising and media production expense, net of direct funds received from certain vendors, was $87.2 million, $105.3 million, and $155.3 million for fiscal 2012, fiscal 2013 and fiscal 2014, respectively.

Income Taxes—Income taxes are accounted for using the asset and liability method to account for deferred income taxes by applying the statutory tax rates in effect at the balance sheet date to temporary differences between the amount of assets and liabilities for financial and tax reporting purposes that will reverse in subsequent years. The effect on deferred tax assets and liabilities from a change in the tax rate is recognized in the statement of operations in the period that the change is effective.

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

The Company accounts for its total liability for uncertain tax positions according to the provisions of Accounting Standards Codification (ASC) section 740‑10‑25 “Income Taxes”. The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities. Reserves are provided for potential exposures when it is considered more‑likely‑than‑not that a taxing authority may take a sustainable position on a matter contrary to the Company’s position. The Company evaluates these reserves, including interest thereon, on a periodic basis to ensure that they have been appropriately adjusted for events, including audit settlements that may impact the ultimate payment for such exposure. To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax‑related interest and penalties as a component of income tax expense. (See Note 6 for further discussion.)

Stock‑Based Compensation—The Company measures compensation cost with respect to equity instruments granted as stock‑based payments to employees based upon the estimated fair value of the equity instruments at the date of the grant according to the provisions of ASC 718 “Compensation – Stock Compensation”. The cost as measured is recognized as expense over the period during which an employee is required to provide services in exchange for the award, or to their eligible retirement date, if earlier. The benefit of tax deductions in excess of recognized compensation expense, if any, is reported as a financing cash flow in the Statement of Cash Flows.

The Company follows the SEC’s Staff Accounting Bulletin No. 107 “Share‑Based Payment” (“SAB 107”), as amended by Staff Accounting Bulletin No. 110 (“SAB 110”), which provides supplemental application guidance based on the views of the SEC. The Company estimates the expected term that its stock options will remain outstanding using the simplified method as permitted by SAB 107 and SAB 110 because it has insufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms of its stock options.

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

The Company offers financing to customers by utilizing the services of independent, third party finance and lease‑to‑own companies (collectively “finance companies”) that extend credit directly to the Company’s customers with no recourse to the Company for credit related losses. The finance companies have the discretion to establish and revise the credit criteria used in evaluating whether to extend financing to the Company’s customers. Accounts receivable include sales proceeds of financed sales, net of related fees, which are in the course of funding by the finance companies. The Company reviews the financial condition of its finance companies and has experienced no losses on the collection of accounts receivable resulting from the financial condition of the finance companies. The Company’s experience in submitting certain information to the finance companies required to receive timely funding of financed sales is also considered in determining the potential loss on the collection of accounts receivable. Accounts receivable from finance companies are recorded net of an allowance for expected losses of approximately $1.1 million and $1.5 million as of January 28, 2014 and February 3, 2015, respectively. The remaining receivables are periodically evaluated for collectability and an allowance is established based on historical collection trends and write‑off history as appropriate.

Accounts receivable consists of the following (in thousands):

	January 28,	February 3,
	2014	2015
Vendor incentives	$9,749	$28,231
Finance companies	7,760	14,261
Tenant improvement allowances	1,985	4,161
Franchisees and other	1,318	4,540
	$20,812	$51,193

Inventories—The Company’s inventories consist of finished goods inventories of mattresses and other products, including finished goods that are for showroom display in the Company’s stores. Inventories consist primarily of the purchase price paid to vendors, as adjusted to include the effect of vendor incentives that are generally based on a percentage of the cost of purchased merchandise. The Company does not purchase or hold inventories on behalf of franchisees.

The Company completed the process in fiscal 2014 of implementing a new computer system that provides sales tracking, inventory management, financial reporting and warehouse management capabilities (“new ERP system”) to enhance functionality and to support the Company’s growth strategy. The new ERP system utilizes the weighted average cost flow method for determining inventory cost (“Weighted Average”) and, as the new ERP system was rolled out across the Company’s markets, replaced the First‑In, First‑Out cost flow method (“FIFO”) utilized by our legacy system. The Weighted Average and FIFO methods are both allowable under U.S. GAAP. The Financial Accounting Standards Board (“FASB”) has issued guidance that when there are two allowable alternative accounting principles, a company must determine which one is preferable. The adoption of the Weighted Average method is considered preferable by the Company due to the fact that it aligns with the functionality of the new ERP system. The Company also considered other factors that support preferability of the Weighted Average method, including closer alignment with the physical flow of the Company’s inventories and prevalence among industry peers. Consistent with FASB requirements, if a change in accounting principle is determined to be preferable, the change shall be reported through retrospective application to the financial statements of all prior periods, unless the effects are not material. The Company determined that the effects of adopting the Weighted Average method are not material to its financial statements. This determination is supported by certain inherent characteristics of the Company’s business, including the ability to hold low inventories relative to sales levels, continuous product replenishment, the relatively short life cycles of most mattress products and the infrequency of vendor price changes during the life cycle of the majority of products that are carried. Therefore, the change in accounting principle has not been retrospectively applied to prior periods.

The Company acquired Sleep Train in October 2014, and Sleep Train's legacy system utilizes the FIFO method of inventory costing.  As a result, Sleep Train inventory of $45.5 million as of February 3, 2015, is valued at FIFO.  The Company determined the difference between Weighted Average and FIFO costs is not material at February 3, 2015.  During the course of Fiscal 2015, the Sleep Train system will be converted to use the Weighted Average inventory costing method.

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

Depreciation of property and equipment, other than improvements to leased property, is provided on the straight‑line method at rates based on the estimated useful lives of individual assets or classes of assets as follows:

Years
Buildings	30
Equipment, computers and software	3 - 5
Furniture and fixtures	7
Store signs	7
Vehicles	5

The Company capitalizes costs of software developed or purchased for internal use in accordance with ASC 350‑40 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Once the capitalization criteria have been met, external direct costs of materials and services used in development of internal‑use software, payroll and payroll related costs for employees directly involved in the development of internal‑use software and interest costs incurred when developing software for internal use are capitalized. These capitalized costs are amortized over the useful life of the software on a straight‑line basis.

The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is included in the results of operations.

The Company considers future asset retirement obligations, if such obligations can be reasonably estimated, at the time an asset is acquired or constructed with a corresponding increase in the cost basis of the asset. The Company generally has minimal conditional obligations with respect to the termination and abandonment of leased locations and the estimated fair value of such obligations is immaterial for the fiscal years ended January 28, 2014 and February 3, 2015.

The Company reviews long‑lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. The investments in store leasehold costs and related equipment represent the Company’s most significant long‑lived assets. The Company evaluates store‑level results to determine whether projected future cash flows over the remaining lease terms are sufficient to recover the carrying value of the fixed asset investment in each individual store. If projected future cash flows are less than the carrying value of the fixed asset investment, an impairment charge is recognized to the extent that the fair value, as determined by discounted cash flows or appraisals, is less than the carrying value of such assets. The carrying value of leasehold improvements as well as certain other property and equipment are subject to impairment write‑downs as a result of such evaluation. After an impairment loss is recognized, the adjusted carrying amount of the asset group establishes the new accounting basis. As further described in Note 3, the Company has recognized impairment losses during fiscal 2012, fiscal 2013 and fiscal 2014.

Goodwill and Intangible Assets—Assets acquired and liabilities assumed in a business acquisition are recorded at fair value on the date of the acquisition. Purchase consideration in excess of the aggregate fair value of acquired net assets is allocated to identifiable intangible assets, to the extent of their fair value, and any remaining excess purchase consideration is allocated to goodwill. The total amount of goodwill arising from an acquisition may be assigned to one or more of the Company’s “reporting units.”

A reporting unit is defined as an operating segment or one level below an operating segment, a component. As further discussed in the section “Reportable Segments”, the Company’s operating segments consist of company‑operated store regions, e‑commerce, multi‑channel sales and the franchise business. Territory unit components comprise each of the company‑operated store regions and, since all territory units possess similar economic characteristics, are aggregated within each region to determine a reportable unit. The e‑commerce, multi‑channel sales and franchise operating segments have no lower level components and each of these operating segments is a reporting unit. The method of assigning goodwill to reporting units is applied in a consistent manner and may involve estimates and assumptions.

Goodwill is not amortized but is tested annually for impairment at the reporting unit level by comparing the fair value of the reporting units to their respective carrying amounts, including goodwill, as of the end of each fiscal year or when events and circumstances indicate that the carrying value of these assets may exceed their current fair values. All of the carrying value of goodwill has been assigned to the Region and e‑commerce reporting units for impairment testing purposes. The Company establishes fair value for the purpose of impairment testing by considering the income and market approaches to fair value. The income approach provides an estimated fair value based on the Company’s anticipated cash flows that are discounted using a weighted average cost of capital rate based on comparable industry average rates. The market approach provides an estimated fair value based on market multiples applied to the Company’s historical operating results. If the carrying value of a reporting unit exceeds fair value, the fair value of goodwill is compared to the respective carrying value and an impairment loss is recognized in the amount of the excess. The Company recognized no goodwill impairment losses during fiscal 2012, fiscal 2013 and fiscal 2014.

The impairment test for indefinite lived intangible assets consists of a comparison of the fair value of the asset against its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the asset establishes the new accounting basis. The Company determines the fair value of intangible trade names by utilizing the “relief from royalty method,” a specific discounted cash flow approach that estimates value by royalties saved from owning the respective name rather than having to license it from another party.

Debt Issue Costs and Other Assets—Significant components of other assets include debt issue costs, lease deposits and other assets. Debt issue costs are amortized to interest expense over the term of the related debt instruments, and other assets are amortized over their estimated useful lives. Accumulated amortization on debt issue costs and other assets was $12.1 million and $8.6 million as of January 28, 2014 and February 3, 2015, respectively.

Deferred Lease Liabilities—Rent expense is recognized on a straight‑line basis over the lease term (including expected renewal periods), after consideration of rent escalations, rent holidays and up‑front payments or rent allowances provided by landlords as incentives to enter into lease agreements. The start of the lease term for the purposes of the calculation is the earlier of the lease commencement date or the date the Company takes possession of the property. A deferred lease liability is recognized for the cumulative difference between rental payments and straight‑line rent expense. Deferred lease liabilities are a component of other noncurrent liabilities.

Reportable Segments—The Company’s operations consist primarily of the retail sale of mattresses and bedding‑related products in various metropolitan areas in the United States through company‑operated and franchisee‑operated mattress specialty stores that operate primarily under the Mattress Firm name. The Company manages its company‑operated stores on a geographic basis. The Company also generates sales through its e‑commerce website and special events business primarily to customers who reside in the metropolitan areas in which company‑operated stores are located.

During fiscal 2013, in response to the growth in sales, store units and metropolitan areas in which the Company operates, the Company revised the geographic management structure of its company‑operated stores to add hierarchical layers, which broadened management’s control over the business and re‑aligned the internal reporting structure to reflect the geographic territories used by management to review, evaluate and operate the expanded business efficiently. As a result, the determination of an operating segment, as it relates to company‑owned stores, was revised from a “metropolitan market” to a “region,” with each region defined as the aggregation of each geographic “territory” within the region, and each territory defined as the aggregation of the metropolitan markets within the territory. As now reflected by the geographic management structure, the Company’s chief operating decision maker reviews the results of operations and makes decisions regarding the allocation of resources at the regional level.

A reportable segment is an operating segment or an aggregation of two or more operating segments that contain similar economic characteristics. After giving effect to the geographic management structure discussed in the preceding paragraph, the Company’s nine operating segments consisting of six company‑operated store regions, the e‑commerce website, multi‑channel sales and the franchise business. The company‑operated store regions, e‑commerce website and special events business segments are aggregated into a single reportable segment (“retail segment”) as a result of the similar nature of the products sold and other similar economic characteristics that are expected to continue into future periods. Furthermore, the Company generates franchise fees and royalty income from the operation of franchisee‑operated Mattress Firm stores in metropolitan markets in which the Company does not operate. Franchise operations are a separate reportable segment, for which the results of operations, as viewed by management, are fully represented by the franchise fees and royalty income reported on the face of the statements of operations because costs associated with the franchise business are not distinguished from other cost data viewed by management. The Company’s assets are used primarily in the operation of its retail segment and the assets directly attributable to the franchise operations are not separately disclosed because they are not material.

2. Acquisitions

The Company completed a number of acquisitions of the equity interests or operating assets of specialty mattress retailers during fiscal 2012, fiscal 2013 and fiscal 2014. These acquisitions: (i) increase the Company’s store locations and market share in markets in which the Company currently operates, which generally results in expense synergies and improved leverage over market‑ level costs, such as advertising and warehousing, or (ii) provide an efficient way to enter new markets in which the Company did not previously operate and which provide a platform for further growth. Results of operations of the acquired businesses are included in the Company’s results of operations from the respective effective dates of the acquisitions.

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

Acquisitions During Fiscal 2014—Effective March 3, 2014, the Company acquired certain leasehold interests, store assets, distribution center assets and related inventories, and assumed certain liabilities of Yotes, Inc. (“Yotes”), a franchisee of the Company, relating to the operation of 34 mattress specialty retail stores located in Colorado and Kansas for a total purchase price of approximately $14.3 million, including working capital adjustments.

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

Effective September 30, 2014, the Company acquired substantially all of the mattress specialty retail assets and operations of Back to Bed Inc., M World Mattress LLC, MCStores LLC and TBE Orlando LLC (collectively, “Back to Bed”), which operated Back to Bed and Bedding Experts retail stores in Illinois, Indiana and Wisconsin and Bedding Experts and Mattress Barn retail stores in Florida, related to the operation of 131 mattress specialty retail stores, for a total purchase price of approximately $64.5 million, giving effect to certain preliminary adjustments, and is subject to further customary adjustments. The purchase price consisted of cash of $64.5 million funded by cash reserves and revolver borrowings, of which $19.0 million was placed in escrow.

Effective October 20, 2014, the Company acquired 100% of the outstanding equity interests in The Sleep Train, Inc., (“Sleep Train”) , which operates Sleep Train, Sleep Country, Mattress Discounters and Got Sleep retail stores in California, Washington, Oregon, Nevada, Idaho and Hawaii, related to the operation of 314 mattress specialty retail stores, for a total purchase price of approximately $442.5 million, giving effect to certain preliminary adjustments, and is subject to further customary adjustments, along with the assumption of certain additional liabilities totaling approximately $15 million. The Company expects to receive future annual cash income tax benefits of approximately $11 million over the next 15 years from deductible tax basis goodwill generated from the transaction, subject to the Company’s ability to generate future taxable income.  The purchase price consisted of cash of $374.9 million (net of $23.4 million of cash acquired), of which $49.0 million was placed in escrow, and $44.2 million delivered in the form of 745,107 shares of common stock, par value $0.01 per share, of Mattress Firm Holding Corp. common stock as calculated in accordance with the terms of the purchase agreement.

Concurrently with the closing of the Sleep Train acquisition, the Company entered into a new senior secured credit facility with Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and UBS Securities LLC, as joint bookrunning managers and joint lead arrangers. The senior secured credit facility is comprised of (i) an asset based revolver of $125 million that includes a sublimit for letters of credit and swingline loans, subject to certain conditions and limits and (ii) a term loan B borrowing of $720 million (See Note 5). Approximately $49 million of the availability under the asset based revolver were drawn at closing to fund the Sleep Train acquisition.

Effective January 6, 2015 the Company acquired substantially all of the mattress specialty retail assets and operations of Sleep America LLC (“Sleep America”), which operated Sleep America retail stores in Arizona, related to the operation of 45 mattress specialty retail stores, for a total purchase price of approximately $12.4 million, giving effect to certain preliminary adjustments, and is subject to further customary adjustments. The purchase price consisted of cash of $12.4 million funded by cash reserves and revolver borrowings.

Effective January 13, 2015 the Company acquired substantially all of the mattress specialty retail assets and operations of Mattress World, Inc. (“Mattress World”), which operated Mattress World retail stores in Pennsylvania, related to the operation of 4 mattress specialty retail stores, for a total purchase price of approximately $2.2 million, giving effect to certain preliminary adjustments, and is subject to further customary adjustments. The purchase price consisted of cash of $2.2 million funded by cash reserves and revolver borrowings.

The allocation of the purchase price to the acquired assets and liabilities, based on management’s estimate of their fair values on the acquisition date, is as follows (in thousands):

	Yotes	Southern Max	Sleep Experts	Mattress Liquidators	Best Mattress	Back To Bed	Sleep Train	Sleep America	Mattress World	Total
Cash	$—	$—	$1,637	$5	$9	$—	$23,375	$7	$50	$25,083
Accounts receivable	504	—	533	260	130	528	7,555	290	1	9,801
Inventories	1,765	54	5,233	1,501	416	3,446	49,251	1,732	354	63,752
Prepaid expenses and other current assets	380	—	1,095	38	133	1,364	4,665	55	—	7,730
Property and equipment	1,275	232	6,743	1,681	854	7,142	25,786	3,115	266	47,094
Intangible assets	3,980	—	2,575	1,791	502	2,743	120,833	946	111	133,481
Goodwill	10,444	152	58,511	32,283	4,961	53,405	281,252	10,890	2,238	454,136
Deferred income tax asset	126	—	562	192	329	353	1,655	—	—	3,217
Other assets	142	14	344	276	13	357	1,383	1	1	2,531
Notes payable and current maturities of long-term debt	—	—	—	(72)	—	—	(333)	—	—	(405)
Accounts payable	(3,394)	—	(2,349)	(2,781)	(100)	(2,572)	(31,430)	(1,768)	(519)	(44,913)
Accrued liabilities	(410)	—	(4,590)	(1,789)	(134)	(1,733)	(21,332)	(1,916)	(30)	(31,934)
Customer deposits	(391)	—	(651)	(181)	(167)	(636)	(8,095)	(418)	(100)	(10,639)
Deferred rent liabilities	(139)	—	(917)	(106)	(771)	68	(2,847)	(559)	(169)	(5,440)
Long-term debt, net of current maturities	—	—	—	(69)	—	—	(6,219)	—	—	(6,288)
Other noncurrent liabilities	—	—	(887)	—	—	—	(2,953)	—	—	(3,840)
Fair value of assets and liabilities acquired	14,282	452	67,839	33,029	6,175	64,465	442,546	12,375	2,203	643,366
Reconciliation to cash used in acquisitions:
Seller note issued	—	—	—	(3,500)	(600)	—	—	—	—	(4,100)
Fair value of equity consideration transferred	—	—	(3,440)	—	—	—	(44,221)	—	—	(47,661)
Cash of acquired businesses	—	—	(1,637)	(5)	(9)	—	(23,375)	(7)	(50)	(25,083)
Cash used in acquisitions, net of cash acquired	$14,282	$452	$62,762	$29,524	$5,566	$64,465	$374,950	$12,368	$2,153	$566,522

The acquisitions resulted in $454.1 million of goodwill based on management’s estimate on the acquisition closing dates, of which $448.7 million will be deductible for income tax purposes over 15 years.

Intangible assets acquired in relation to the Sleep Train acquisition consist primarily of the indefinite lived Sleep Train tradename.

The net sales included in the Company’s consolidated statement of operations derived from the Yotes, Southern Max, Sleep Experts, Mattress Liquidators, Best Mattress, Back to Bed, Sleep Train, Sleep America and Mattress World acquisitions from the respective acquisition dates to February 3, 2015 were $31.8 million, $0.8 million, $55.3 million, $35.0 million, $3.6 million, $24.7 million, $147.5 million, $2.4 million and $0.2 million, respectively. The earnings included in the Company’s consolidated statement of operations derived from the Yotes, Southern Max, Sleep Experts, Mattress Liquidators, Best Mattress, Back to Bed, Sleep Train, Sleep America and Mattress World acquisitions from the respective acquisition dates to February 3, 2015 were $8.2 million, ($0.4) million, $14.8 million, $7.1 million, $0.5 million, $1.5 million, $38.1 million, $0.1 million and ($0.1) million, respectively.

Acquisition-related costs for U.S. GAAP purposes are costs the acquirer incurs to effect a business combination, including advisory, legal, accounting, valuation, and other professional or consulting fees. The Company incurred a total of approximately $8.6 million of acquisition-related costs charged to general and administrative expenses during the fiscal year ended February 3, 2015.

The following table presents the selected consolidated financial information of the Company on a pro forma basis, assuming the acquisitions described above had occurred as of January 30, 2013.  The historical financial information has been adjusted to give effect to the pro forma items that are directly attributable to the acquisition and are expected to have a continuing impact on the consolidated results.

The unaudited financial information set forth below has been compiled from the historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future (amounts in thousands, except per share amounts):

	Fiscal Year Ended February 3, 2015
	As Reported	Pro Forma Adjustments	Pro Forma
Net sales	$1,806,029	$511,735	$2,317,764
Net income	44,251	2,555	46,806
Diluted net income per common share*	$1.27	$0.08	$1.33

	Fiscal Year Ended January 28, 2014
	As Reported	Pro Forma Adjustments	Pro Forma
Net sales	$1,216,812	$565,577	$1,782,389
Net income	52,924	4,075	56,999
Diluted net income per common share*	$1.55	$0.12	$1.67

*Due to rounding to the nearest cent, totals may not equal the sum of the lines in the table above.

The Company is continuing to evaluate the fair values of the assets and liabilities acquired, and as a result, adjustments to the values presented above may be modified over the next several quarters. In the fiscal year ended February 3, 2015, the Company adjusted the deferred tax balances related to the fiscal 2013 acquisitions of the assets and operations described below resulting in $0.6 million of additional goodwill.

Acquisitions During Fiscal 2013—Effective June 14, 2013, the Company acquired substantially all of the assets and liabilities of Olejo, Inc. (“Olejo”), a growing online retailer focused primarily on mattresses and related accessories, for a total purchase price of approximately $3.2 million, including working capital adjustments. The purchase price consisted of cash of $2.0 million (net of $0.1 million of cash acquired), and a contingent earnout of $1.1 million payable over the next two fiscal years based on the achievement of certain defined sales targets for the Company’s e‑commerce sales business.

Effective November 13, 2013, the Company acquired the equity interests of NE Mattress People, LLC (“Mattress People”) relating to the operation of five mattress specialty stores located in Nebraska and Iowa for a total purchase price of approximately $2.0 million, including working capital adjustments. The Company intends to rebrand the acquired stores as Mattress Firm.

Effective December 10, 2013, the Company acquired the leasehold interests, store assets, distribution center assets and related inventories, and assumed certain liabilities of a franchisee—Perfect Mattress of Wisconsin, LLC (“Perfect Mattress”) relating to the operation of 39 mattress specialty stores located in Wisconsin and Illinois for a total purchase price of approximately $6.5 million, subject to customary post‑closing adjustments. Under the terms of the purchase agreement, Perfect Mattress provided unsecured financing to the Company in the amount of approximately $2.0 million in connection with the purchase, which is payable over a term of one year in quarterly installments, including interest at an annual rate of 7.75%.

Effective December 31, 2013, the Company acquired the leasehold interests, store assets and related inventories of two mattress specialty stores in the Houston market (“Mattress Expo”) for a total purchase price of approximately $0.4 million.

The allocation of the purchase price to the acquired assets and liabilities, based on management’s estimate of their fair values on the acquisition date, is as follows (in thousands):

		Mattress	Perfect	Mattress
	Olejo	People	Mattress	Expo	Total
Cash	$79	$48	$—	$—	$127
Accounts receivable	2	33	379	—	414
Inventories	17	306	1,966	26	2,315
Prepaid expenses and other current assets	16	35	344	—	395
Property and equipment	—	547	2,422	—	2,969
Intangible assets	2,317	—	—	—	2,317
Goodwill	1,720	1,161	4,469	319	7,669
Deferred income tax asset	—	142	198	—	340
Other assets	12	29	270	15	326
Accounts payable	(851)	(150)	(2,759)	—	(3,760)
Accrued liabilities	—	(117)	(495)	—	(612)
Customer deposits	(117)	(25)	(324)	—	(466)
Fair value of assets and liabilities acquired	3,195	2,009	6,470	360	12,034
Reconciliation to cash used in acquisitions:
Seller note issued	—	—	(2,000)	—	(2,000)
Fair value of contingent consideration	(1,074)	—	—	—	(1,074)
Cash of acquired businesses	(79)	(48)	—	—	(127)
Cash used in acquisitions, net of cash acquired	$2,042	$1,961	$4,470	$360	$8,833

The acquisitions resulted in $7.7 million of goodwill based on management’s estimate on the acquisition closing dates, of which $1.1 million will not be deductible for income tax purposes.

Intangible assets represent the Olejo trade name, the technology platform acquired in the acquisition and non‑compete agreements entered into with certain Olejo personnel, which are being amortized over their estimated useful lives of 20,  15 and 4 years, respectively.

The net sales included in the Company’s consolidated statement of operations derived from the Olejo, Mattress People, Perfect Mattress and Mattress Expo acquisitions from the respective acquisition dates to January 28, 2014 were $4.3 million, $0.6 million, $2.5 million and $0.1 million, respectively.

Acquisition‑related costs for U.S. GAAP purposes are costs the acquirer incurs to effect a business combination, including advisory, legal, accounting, valuation, and other professional or consulting fees. The Company incurred a total of approximately $0.3 million of acquisition‑related costs charged to general and administrative expenses during fiscal 2013 related to the acquisitions discussed above.

The acquisitions above were not material to the Company’s financial position or results of operations; therefore, pro forma operating results have not been included in this disclosure.

Acquisitions During Fiscal 2012—Effective May 2, 2012, the Company completed the acquisition of all of the equity interests in MGHC Holding Corporation (“Mattress Giant”) for approximately $43.9 million in cash. The acquisition added 181 mattress specialty retail stores in certain markets in Florida and Texas where the Company was already operating Mattress Firm stores at the time of the acquisition.

Effective September 25, 2012, the Company acquired the leasehold interests, store assets, distribution center assets and related inventories, and assumed certain liabilities, of Mattress XPress, Inc. and Mattress XPress of Georgia, Inc. (collectively, “Mattress X‑Press”) relating to the operation of 34 mattress specialty stores located in Florida and Georgia for a total purchase price of approximately $13.1 million. The purchase consisted of cash of $5.4 million and unsecured notes issued to Mattress X‑Press in the principal amount of $7.8 million, which are payable over a term of one year in quarterly installments, including interest at 8%.

Effective December 11, 2012, the Company acquired the leasehold interests, store assets, distribution center assets and related inventories, and assumed certain liabilities, of Factory Mattress & Water Bed Outlet of Charlotte, Inc. (“Mattress Source”) relating to the operation of 27 mattress specialty stores located in North Carolina and South Carolina for a total purchase price of approximately $11.4 million in cash.

The majority of the stores obtained in the aforementioned acquisitions had been rebranded as Mattress Firm stores as of the end of fiscal 2012. The acquisitions resulted in $67.8 million of goodwill based on management’s estimate on the acquisition closing date, of which $38.4 million will not be deductible for income tax purposes.

The allocation of the purchase price to the acquired assets and liabilities, based on management’s estimate of their fair values on the respective acquisition closing dates, is as follows (in thousands):

	Mattress	Mattress	Mattress
	Giant	X-Press	Source	Total
Cash	$—	$313	$—	$313
Accounts receivable	2,667	26	—	2,693
Inventories	5,167	834	552	6,553
Prepaid expenses and other current assets	2,819	195	171	3,185
Property and equipment	3,043	884	585	4,512
Intangible assets	5,119	1,313	765	7,197
Goodwill	43,186	14,552	10,108	67,846
Deferred income tax asset	4,253	751	179	5,183
Other assets	639	419	114	1,172
Accounts payable	(12,896)	(4,522)	(505)	(17,923)
Accrued liabilities	(7,693)	(487)	(98)	(8,278)
Customer deposits	(1,559)	(304)	(73)	(1,936)
Notes payable	—	(163)	(159)	(322)
Other noncurrent liabilities	(820)	(667)	(200)	(1,687)
Fair value of assets and liabilities acquired	43,925	13,144	11,439	68,508
Reconciliation to cash used in acquisitions:
Seller note issued	—	(7,750)	—	(7,750)
Purchase price adjustment offset against payment obligations on Seller notes	—	2,606	—	2,606
Cash of acquired businesses	—	(313)	—	(313)
Cash used in acquisitions, net of cash acquired	$43,925	$7,687	$11,439	$63,051

The net sales included in the Company’s consolidated statement of operations derived from the Mattress Giant, Mattress X‑Press and Mattress Source acquisitions from the respective acquisition dates to January 29, 2013 were $110.1 million, $7.0 million and $1.8 million, respectively.

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

The unaudited financial information set forth below has been compiled from the historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transaction occurred on the date indicated or that may be achieved in the future (amounts in thousands, except per share amounts):

	Fiscal 2012
	As Reported	Pro Forma Adjustments	Pro Forma
Net sales	$1,007,337	$31,825	$1,039,162
Net income	39,871	1,479	41,350
Diluted net income per common share*	$1.18	$0.04	$1.22

*Due to rounding to the nearest cent, totals may not equal the sum of the lines in the table above.

Acquisition‑related costs for U.S. GAAP purposes are costs the acquirer incurs to effect a business combination, including advisory, legal, accounting, valuation, and other professional or consulting fees. The Company incurred a total of $2.5 million of acquisition‑related costs charged to general and administrative expenses during fiscal 2012 related to the acquisitions discussed above.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	January 28,	February 3,
	2014	2015
Land	$1,159	$1,159
Building	1,621	1,895
Leasehold improvements	196,085	277,815
Equipment, computers and software	49,095	74,122
Store signs	27,005	39,518
Furniture and fixtures	20,738	31,494
Vehicles	1,446	1,761
Property and equipment	297,149	427,764
Accumulated depreciation	(122,379)	(160,162)
Property and equipment, net	$174,770	$267,602

Based upon the review of the performance of individual stores, including a decline in performance of certain stores, impairment losses of approximately $0.2 million, $0.5 million and $0.9 million were recognized during fiscal 2012, fiscal 2013 and fiscal 2014, respectively. Impairment losses are reported as a component of “Loss on store closings and impairment of store assets” in the statements of operations. The impairment loss amounts were determined as the excess of the carrying value of property and equipment of those stores with potential impairment in excess of the estimated fair value based on estimated cash flows. Estimated cash flows are primarily based on projected revenues, operating costs and maintenance capital expenditures of individual stores and are discounted based on comparable industry average rates for weighted average cost of capital.

4. Goodwill and Intangible Assets

The Company’s goodwill is all attributable to the retail segment. A summary of the changes in the carrying amounts of goodwill and non‑amortizable intangible assets for fiscal 2013 and fiscal 2014 were as follows (in thousands):

		Nonamortizable
	Goodwill	Intangibles
Balance at January 29, 2013	$358,978	$73,281
Current period business acquisitions (see Note 2)	7,669	—
Deferred tax adjustment (See Note 6)	—	(1,215)
Balance at January 28, 2014	366,647	72,066
Prior year business acquisition adjustment (See Note 2)	566	—
Current period business acquisitions (see Note 2)	454,136	106,711
Deferred tax adjustment (See Note 6)	—	(419)
Balance at February 3, 2015	$821,349	$178,358

A summary of the changes in the carrying amounts of amortizable intangible assets for fiscal 2013 and fiscal 2014 were as follows (in thousands):

			Net
		Accumulated	Carrying
	Gross Cost	Amortization	Value
Balance at January 29, 2013	$12,136	(2,938)	9,198
Current period business acquisitions (See Note 2)	2,317	—	2,317
Trademark acquired	1,500	—	1,500
Trademarks defense	97	—	97
Amortization expense	—	(787)	(787)
Balance at January 28, 2014	16,050	(3,725)	12,325
Current period business acquisitions (See Note 2)	26,770	—	26,770
Trademark acquired	—	—	—
Trademarks defense	249	—	249
Amortization expense	—	(1,749)	(1,749)
Balance at February 3, 2015	$43,069	$(5,474)	$37,595

The components of intangible assets were as follows (dollar amounts in thousands):

	Useful Life	January 28,	February 3,
	(Years)	2014	2015
Nonamortizing:
Trade names and trademarks		$72,066	$178,358
Amortizing:
Franchise agreement rights	20	$1,345	$5,313
Acquired trade names and trademarks	2 - 20	11,312	33,782
Trademarks defense	8	668	917
Software technology	15	1,573	1,573
Non-compete agreements	3 - 5	1,152	1,484
		16,050	43,069
Accumulated amortization		(3,725)	(5,474)
		12,325	37,595
		$84,391	$215,953

Expense included in general and administrative expense related to the amortization of intangible assets was $0.8 million, $0.8 million and $1.7 million for fiscal 2012, fiscal 2013 and fiscal 2014, respectively.

The weighted average amortization period remaining for intangible assets is 14 years. As of February 3, 2015, amortization expense for intangible assets is expected to be as follows for each of the next five fiscal years (in thousands):

Fiscal Year
2015	$2,751
2016	$2,751
2017	$2,747
2018	$2,742
2019	$2,701

No goodwill impairment charges were recognized in fiscal 2012, fiscal 2013 and fiscal 2014.

During fiscal 2012, the Company recognized an impairment charge in the amount of $2.1 million to reduce the carrying amount of the Mattress Discounters trade name intangible asset acquired in the fiscal 2010 Maggie’s Enterprises acquisition. The impairment charge reflects the reduction in the estimated fair value of the intangible trade name asset using the relief from royalty valuation method as a result of the Company’s decision in fiscal 2012 to rebrand 20 stores as Mattress Firm during fiscal 2013. No impairment charges related to intangible assets were recognized in fiscal 2013 and fiscal 2014.

5. Notes Payable and Long‑term Debt

Notes payable and long‑term debt consists of the following (in thousands):

	January 28,	February 3,
	2014	2015
2012 Senior Credit Facility - term loans	$198,098	$—
2012 Senior Credit Facility - revolver borrowings	21,000	—
2014 Senior Credit Facility - term loans	—	718,200
2014 Senior Credit Facility - term loans discount	—	(6,823)
2014 Senior Credit Facility - revolver borrowings	—	50,000
Equipment financing and other notes payable	2,110	8,661
Total long-term debt	221,208	770,038
Current maturities of long-term debt	3,621	9,947
Long-term debt, net of current maturities	$217,587	$760,091

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

2014 Senior Credit Facility— Effective October 20, 2014, Mattress Holding Corp., a Delaware corporation and indirect subsidiary of Mattress Firm Holding Corp., a Delaware corporation, entered into a $125 million asset-backed loan credit agreement dated October 20, 2014, among Mattress Holding Corp., as borrower, Mattress Holdco, Inc., the lenders party thereto, and Barclays Bank PLC, as administrative agent, collateral agent and issuer (the “ABL Credit Agreement”).

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

Loans under the ABL Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 1.25% to 1.75% and the applicable margin on base rate loans varies from 0.25% to 0.75%, in each case determined based upon the Company’s average excess available borrowing capacity for the prior three month period. A letter of credit issuance fee is payable by the Company equal to 0.125% per annum multiplied by the average daily amount available to be drawn under the applicable letter of credit, as well as an additional fee equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under all outstanding letters of credit. The commitment fee rate payable to the lenders for each of the revolving facility and term facility varies from 0.25% to 0.375%.  The weighted average interest rate applicable to outstanding borrowings under the ABL Credit Agreement was 1.67% as of February 3, 2015.

Mattress Holdco, Inc., the parent company of the borrower, and each domestic subsidiary of the Company other than immaterial subsidiaries will unconditionally guarantee all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the ABL Credit Agreement and other loan documents.

The ABL Credit Agreement requires compliance with one financial covenant. The Company cannot permit its fixed charge coverage ratio to fall below 1.0. The ABL Credit Agreement generally defines the fixed charge coverage ratio as the ratio of (a) adjusted EBITDA, less capital expenditures, less all taxes paid or payable in cash by the borrower and guarantors to (b) the sum of fixed charges, in each case, determined as of the most recently ended fiscal quarter. As of the end of Fiscal 2014, the fixed charge coverage ratio was 4.72 to 1.0.  The ABL Credit Agreement also contains customary representations, warranties and affirmative and negative covenants.

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

Outstanding ABL Credit Agreement borrowings were $50.0 million at February 3, 2015.  Outstanding letters of credit on the revolving facility were $4.6 million at February 3, 2015, resulting in $41.1 million of availability for revolving borrowings.

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

Term loans in the aggregate principal amount of $720 million were issued under the Term Loan Credit Agreement on October 20, 2014. The maturity date under the Term Loan Credit Agreement is October 20, 2021.  Loans under the Term Loan Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate, varying from 4.00% to 4.25% or base rate, varying from 3.00% to 3.25%, in each case determined based upon the Company’s total net leverage ratio.  The weighted average interest rate applicable to outstanding borrowings under the Term Loan Credit Agreement was 5.25% as of February 3, 2015.

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

The Company was in compliance with all of the financial covenants required under the 2014 Senior Credit Facility and our other indebtedness as of February 3, 2015. The Company believes that it will be able to maintain compliance with the various covenants required under its debt agreements for the next twelve months without amending any of the debt agreements or requesting waivers from the lenders that are party to the debt agreements.

Equipment Financing and Other Short-Term Notes Payable—A subsidiary of the Company has an outstanding note payable related to the purchase of mattress specialty retail stores formerly operated by Mattress Liquidators, in the aggregate principal amount of $2.5 million that bears interest at 6.00% with quarterly principal and interest payments through fiscal 2016.

A subsidiary of the Company has financed property and casualty insurance premiums payable in the amount of $0.2 million payable in fiscal 2015.

In conjunction with the acquisition of Sleep Train, the Company assumed notes payable in the aggregate principal amount of $5.5 million that primarily bear interest at 2.97% with monthly principal and interest payments through fiscal 2027.

A subsidiary of the Company has an outstanding note payable related to the purchase of mattress specialty retail stores formerly operated by Best Mattress, in the aggregate principal amount of $0.5 million that bears interest at 6.00% with quarterly principal and interest payments through fiscal 2016.

Future Maturities of Notes Payable and Long‑Term Debt—The aggregate maturities of notes payable and long‑term debt at February 3, 2015 were as follows (in thousands):

Fiscal Year
2015	$9,947
2016	7,471
2017	6,523
2018	6,523
2019	56,523
Thereafter	683,051
$770,038

6. Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Fiscal	Fiscal	Fiscal
	2012	2013	2014
Current:
Federal	$5,686	$17,872	$18,718
State	3,881	2,937	5,248
	9,567	20,809	23,966
Deferred:
Federal	16,918	10,447	5,914
State	213	1,902	(645)
	17,131	12,349	5,269
Total income tax expense	$26,698	$33,158	$29,235

The differences between the effective tax rate reflected in the provision for income taxes on income before income taxes and the statutory federal rate is as follows (in thousands, except for percentages):

	Fiscal	Fiscal	Fiscal
	2012	2013	2014
Computed tax at 35% of income	$23,299	$30,129	$25,720
State income taxes, net of federal income tax benefit	2,670	2,994	3,296
Non-deductible items.	647	165	528
Other	82	(130)	(309)
Total income tax expense	$26,698	$33,158	$29,235
Effective income tax rate	40.1%	38.5%	39.8%

The effective tax rate was 39.8% for the year ended February 3, 2015 compared to 38.5% for the year ended January 28, 2014, and differs primarily as a result of the impact of state income taxes and secondary offering costs in 2014.

The effective tax rate was 38.5% for the year ended January 28, 2014, compared to 40.1% for the year ended January 29, 2013, and differs primarily as a result of the impact of non-deductible acquisition-related and secondary offering costs in 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	January 28, 2014		February 3, 2015
	Current	Noncurrent	Current	Noncurrent
Deferred income tax assets:
Allowance for doubtful accounts	$410	$—	$562	$—
Inventories	1,195	—	1,039	—
Accrued liabilities	2,682	—	7,262	—
Noncurrent liabilities	—	9,182	—	12,570
Net operating loss carryforward	1,025	2,331	985	1,307
	5,312	11,513	9,848	13,877
Deferred income tax liabilities:
Nonamortizing intangible assets	—	(26,994)	—	(27,500)
Goodwill	—	(3,682)	—	(11,287)
Other current assets	(583)	—	(966)	—
Amortizable intangible assets	—	(451)	—	1,442
Property and equipment	—	(18,307)	—	(17,987)
	(583)	(49,434)	(966)	(55,332)
Net deferred income tax assets (liabilities)	$4,729	$(37,921)	$8,882	$(41,455)

During fiscal 2012, the Company fully utilized the remaining net operating loss carryforwards generated in prior years to reduce a significant portion of federal and state current income tax requirements. Additional net operating loss carryforwards were inherited in the acquisition of MGHC Holding Corporation during fiscal 2012 and, after application of Section 382 of the Internal Revenue Code of 1986 as amended, are limited to an average use of $2.8 million per year over the next three years. The Company had approximately $6.3 million of remaining net operating loss carryforwards at February 3, 2015 from the MGHC Holding Corporation acquisition that will begin expiring in fiscal 2029 if not utilized to offset future taxable income.

The Company has an intangible asset for the Mattress Firm trade name that arose from an acquisition prior to December 15, 2008. The intangible asset has a tax basis that generates amortization for tax purposes, for which there is no corresponding expense for financial reporting purposes since the asset has an indefinite life and is non‑amortizable. The tax benefit from the amortization of the intangible asset, a portion which was suspended in prior year net operating losses and was realized with the utilization of net operating loss carryforwards during fiscal 2012, was recorded as a direct reduction of the financial reporting carrying value of intangible assets in the amount of $0.4 million and $1.2 million during fiscal 2014 and 2013, respectively. The tax benefits of this intangible asset have been fully realized as of February 3, 2015.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The Company performed an analysis of all available evidence, both positive and negative, consistent with the provisions of ASC 740‑10‑30‑17 “Establishment of a Valuation Allowance for Deferred Tax Assets” and determined that it was more likely than not that the deferred tax assets would be realized for each quarterly evaluation during fiscal 2014.

The Company and its subsidiaries are included in a consolidated income tax return in the U.S. federal jurisdiction and file separate income tax returns in several states. As of February 3, 2015, open tax years in federal and some state jurisdictions date back to October 2002 due to the taxing authorities’ ability to adjust net operating loss carryforwards. The Company and its subsidiaries are currently undergoing an income tax examination of fiscal 2012 by the Internal Revenue Service.

In the normal course of business the Company provides for uncertain tax positions and the related interest and penalties and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balances at January 31, 2012	$373
Increases related to prior year tax positions	12
Balance at January 29, 2013	385
Increases related to prior year tax positions	15
Balance at January 28, 2014	400
Increases related to prior year tax positions	20
Balance at February 3, 2015	$420

As of February 3, 2015 and January 28, 2014, approximately $0.4 million of the unrecognized tax benefits would impact the Company’s provision for income taxes and effective tax rate if recognized. During the next fiscal year, unrecognized tax benefits are expected to remain unchanged.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was less than $0.1 million accrued interest related to uncertain tax positions as of February 3, 2015 and January 28, 2014, respectively.

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

On September 13, 2013, the IRS issued the final, revised Tangible Property Repair Regulations for IRC Sections 162(a) and 263(a) which modify and supersede the Temporary Regulations that were issued on December 23, 2011. In addition, the IRS also released new proposed regulations for dispositions of tangible property under IRC Section 168. These final and proposed regulations are effective for tax years beginning January 1, 2014. The Company assessed the applicability of the regulations and concluded there was no significant impact to the tax basis of the Company’s fixed assets.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	January 28,	February 3,
	2014	2015
Prepaid rent	$165	$26,760
Prepaid special event space rental	1,064	2,511
Prepaid insurance	961	2,213
Prepaid advertising	1,327	1,662
Prepaid computer software and hardware services	976	1,488
Prepaid point-of-purchase inventory	1,171	1,422
Prepaid venue sponsorship	-	1,078
Prepaid music royalty fees	292	294
Prepaid income taxes	7,484	—
Other	2,908	5,591
	$16,348	$43,019

8. Accrued Liabilities and Other Noncurrent Liabilities

The Company estimates certain liabilities in an effort to recognize those expenses in the period incurred. The most significant estimates relate to employee wages, payroll taxes and withholdings, product warranty returns (see Note 1) and insurance‑related expenses, significant portions of which are self‑insured related to workers’ compensation and employee health insurance.

Accrued liabilities consist of the following (in thousands):

	January 28,	February 3,
	2014	2015
Employee wages, payroll taxes and withholdings	$11,184	$17,701
Unbilled advertising	4,864	17,518
Sales and property tax	7,777	15,832
Accrued construction in‑progress costs	4,079	8,607
Accrued acquisition costs	626	5,980
Insurance	1,004	6,454
Accrued employee compensated absences	1,906	4,952
Accrued rent	—	3,530
Product warranty returns	1,994	3,340
Sales returns and exchanges	1,996	3,051
Utilities	1,101	2,015
Accrued interest	1,409	1,346
Closed store lease reserve	44	1,065
Income tax payable	—	750
Other	4,451	6,109
	$42,435	$98,250

Other noncurrent liabilities consist of the following (in thousands):

	January 28,	February 3,
	2014	2015
Deferred lease liabilities	$53,521	$72,846
Deferred vendor incentives	14,333	16,748
Product warranty returns, less current portion	2,807	3,511
Other	2,431	1,683
	$73,092	$94,788

9. Stockholders’ Equity

Dividends

As a holding company, the ability of Mattress Firm Holding Corp. to pay dividends is limited by its ability to receive dividends or distributions from its subsidiaries. The 2014 Senior Credit Facility imposes restrictions on Mattress Holding Corp. and its subsidiary guarantors with respect to the payment of dividends to Mattress Firm Holding Corp. As of February 3, 2015, the net assets of Mattress Holding Corp. subject to such restrictions under the 2014 Senior Credit Facility was $435.4 million. Since inception of Mattress Firm Holding Corp. no dividends have been paid to its stockholders.

Common Stock

On October 10, 2012, the Company completed the secondary offering of 5,435,684 shares of common stock by certain selling shareholders. The Company did not sell any shares of common stock in the offering and did not receive any proceeds from the sale. The Company incurred approximately $1.9 million in costs related to the offering.

On December 16, 2014, the Company completed the secondary offering of 2,512,899 shares of common stock by certain selling shareholders. The Company did not sell any shares of common stock in the offering and did not receive any proceeds from the sale. The Company incurred approximately $0.6 million in costs related to the offering.

Common Stock Reserved for Future Issuance

As further described in Note 14, approximately 4,206,000 shares of common stock are reserved for issuances under the 2011 Omnibus Incentive Plan. As of February 3, 2015, there were 2,361,638 shares available for future grants under the 2011 Omnibus Incentive Plan.

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

The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per share calculations:

	Fiscal	Fiscal	Fiscal
	2012	2013	2014
Basic weighted average shares outstanding	33,770,779	33,870,461	34,389,282
Effect of dilutive securities:
Stock options	76,669	226,508	355,874
Restricted shares	5,828	34,487	65,920
Diluted weighted average shares outstanding	33,853,276	34,131,456	34,811,076

Diluted net income per common share for fiscal 2012, fiscal 2013 and fiscal 2014 excludes stock options for the purchase of 105,148,  323,909 and 132,719 shares, respectively, of common stock as their inclusion would be anti‑dilutive. Diluted net income per common share for fiscal 2013 and fiscal 2014 excludes non‑vested restricted stock granted of 78,465 and 60,617 shares, respectively, as their inclusion would be anti‑dilutive.

Certain stock option and restricted stock awards contain vesting conditions based on specified stock price targets for the Company’s common stock as measured at each of the annual vesting dates (“market‑based awards”). The Company includes such market‑based awards in the determination of dilutive weighted average shares outstanding under the treasury stock method when, as of the date of determination, the specified stock price targets are met and the common stock shares pursuant to those awards become contingently issuable. Accordingly, the determination of diluted weighted average shares outstanding excludes, as of the date of determination, stock options for the purchase of 436,001,  141,687 and 15,388 shares of common stock for fiscal 2012, fiscal 2013 and fiscal 2014, respectively, and excludes 72,006 and 144,664 shares of non‑vested restricted stock for fiscal 2013 and fiscal 2014, respectively.

10. Commitments and Contingencies

The Company conducts the majority of its operations from leased store and warehouse facilities pursuant to non‑cancellable operating lease agreements with initial terms generally ranging from five to 15 years. Certain leases include renewal options generally ranging from one to five years and contain certain rent escalation clauses. Most leases require the Company to pay its proportionate share of the property tax, insurance and maintenance expenses of the property. Certain leases provide for contingent rentals based on sales volumes; however, incremental rent expense resulting from such arrangements are accrued for those stores expected to surpass the sales threshold subject to their respective lease agreements.

Total expense incurred under operating leases, consisting of base rents and other expenses (comprised primarily of common area maintenance, property tax, and insurance), is as follows (in thousands):

	Base	Other	Total Lease
	Rents	Expense	Expense
Fiscal 2012	$111,785	$25,611	$137,396
Fiscal 2013	$139,444	$32,025	$171,469
Fiscal 2014	$211,127	$45,965	$257,092

Future minimum lease payments under operating leases as of February 3, 2015, related to properties operated by the Company is as follows (in thousands):

Fiscal Year
2015	$241,749
2016	211,352
2017	175,090
2018	139,097
2019	108,077
Thereafter	344,983
$1,220,348

The Company remains directly and contingently obligated under lease agreements related to leased properties no longer operated by the Company. In certain instances, the Company has entered into assignment and sublease agreements with third parties, although the Company remains contingently liable with respect to future lease obligations for such leased properties. Future minimum lease payments under operating leases as of February 3, 2015, associated with properties no longer operated by the Company, and the related future sublease rentals is as follows (in thousands):

	Company’s	Sublease
Fiscal Year	Commitment	Rentals
2015	$978	$452
2016	584	259
2017	393	220
2018	41	—
2019	—	—
Thereafter	—	—
	$1,996	$931

As of February 3, 2015, the Company guarantees and is primarily liable for approximately $0.6 million in future lease commitments through November 30, 2017 with respect to a real estate lease of a franchisee.

The Company has contracts related to sponsorships and space rentals at special event venues, with future minimum commitments as of February 3, 2015 of $2.1 million, $1.3 million, $0.9 million and $0.8 million for fiscal 2015, fiscal 2016, fiscal 2017 and fiscal 2018, respectively.

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

The Company currently relies on Tempur Sealy, Simmons and Serta as the primary suppliers of branded mattresses. Purchases of products from these three manufacturers accounted for 77% of the Company’s mattress product costs for fiscal 2014.

The Company uses Corsicana as the primary supplier of the private label mattresses, which accounted for 10% of the Company’s mattress product costs for fiscal 2014.

12. Related Party Transactions

Corporate Office Leases – Rocklin, California

By our subsidiary, Sleep Train, we are party to two commercial lease agreements, the landlord of which is Cabernet Sunsets, LLC, a California limited liability company beneficially owned, in part, by Mr. Carlsen, our President and Chief Strategy Officer, The leases provide Sleep Train with office building space located at 2205 Plaza Drive, Rocklin, CA and 2204 Plaza Drive, Rocklin, CA, respectively.  The terms of the leases, which were entered into years prior to our consummation of the Sleep Train acquisition, provide for ten year terms and minimum monthly rent obligations that are marginally above current market rates.   Annual minimum rent for fiscal year 2014 was approximately $0.5 million, in the aggregate, for both leases.  Of this amount, Mr. Carlsen held an interest in approximately $0.3 million, on a gross profits basis.

13. Retirement Plans

The Company sponsors a 401(k) defined contribution plan (the “Retirement Plan”) that covers substantially all employees. Participants may elect to defer a percentage of their salary, subject to annual limitations imposed by the Internal Revenue Code. The Company makes matching contributions at its discretion.

Approximate matching contributions and other expenses related to the Retirement Plan were as follows (in thousands):

Fiscal 2012	$816
Fiscal 2013	$911
Fiscal 2014	$1,322

The Company also sponsors an executive nonqualified deferred compensation plan. Participants may elect to defer a percentage of their earned wages to the plan. The Company may, at its discretion, provide matching and profit‑sharing contributions under this plan. The Company has not elected to make any discretionary contributions. The plan assets and related deferred compensation liability included in other assets and other noncurrent liabilities at January 28, 2014 and February 3, 2015, were approximately $1.4 million and $1.2 million, respectively. The plan assets are held within a rabbi trust and are restricted from Company access.

Prior to its acquisition by the Company in October 2014, Sleep Train had an employee stock ownership plan (ESOP).  As part of the purchase of Sleep Train, the ESOP received cash proceeds and Company stock in exchange for the stock of Sleep Train held by the ESOP.  The acquisition agreement provided that (i) the ESOP shall be “frozen” as of the Closing such that no new participants shall enter the plan, no further vesting credit shall accrue, and no additional contributions shall be made to the ESOP; (ii) all ESOP participants shall become immediately and 100% vested in their accounts, (iii) all proceeds from the sale of the ESOP’s suspense account shares shall be properly allocated in a manner permissible by the IRS and for the exclusive benefit of participants in the ESOP, (iv) the ESOP shall be terminated and the entire balance of an ESOP participant’s account shall be distributable in cash or securities as soon as administratively feasible after receipt of the IRS Approval or such earlier date as the Buyer may determine.

14. Stock‑Based Compensation

2011 Omnibus Incentive Plan—On November 3, 2011, the Company’s board of directors and shareholders adopted the Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan to provide for the grant of equity‑based awards to Company employees, directors and other service providers. A total of 4,206,000 shares of the Company’s common stock were reserved for grants under the 2011 Omnibus Incentive Plan. There were 2,361,638 shares available for future grants under the stock incentive plan as of February 3, 2015.

Stock Options—A portion of the stock options granted to the Company’s employees are subject to time‑based vesting schedules, while the remaining portion of the stock options are subject to market‑based vesting schedules, with such vesting based on specified stock price targets. The exercise price of the options is based upon the closing market price per share of the Company’s common stock on the date of grant, and the options have a term of 10 years.

The following table summarizes the stock option grants, exercises, and forfeitures for fiscal 2012, fiscal 2013, and fiscal 2014 (in thousands, except per share amounts):

	Fiscal 2012		Fiscal 2013		Fiscal 2014
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise Price	Stock	Exercise Price	Stock	Exercise Price
	Options	Per Share	Options	Per Share	Options	Per Share
Outstanding, beginning of fiscal year	1,224	$19.00	1,250	$19.86	1,291	$23.32
Granted(a)	105	$29.26	236	$38.63	56	$55.89
Exercised(b)	(27)	$19.00	(159)	$19.79	(218)	$21.84
Forfeited	(52)	$19.00	(36)	$19.00	(172)	$32.85
Outstanding, end of fiscal year(c)	1,250	$19.86	1,291	$23.32	957	$23.86
Exercisable, end of fiscal year(d)	246	$19.00	361	$19.33	476	$20.33

(a)	The weighted average grant date fair value of stock options granted during fiscal 2012, fiscal 2013 and fiscal 2014 was $14.10, $18.44 and $32.10, respectively.
(b)

The aggregate intrinsic value of stock options exercised during fiscal 2012, fiscal 2013 and fiscal 2014 was $0.2 million, $3.1 million and $7.4 million, respectively. The weighted average market price of shares exercised during fiscal 2012, fiscal 2013 and fiscal 2014 was $26.52,  $39.61 and $55.90, respectively.

(c)

Stock options outstanding as of February 3, 2015 have a weighted average remaining contractual term of 6.91 years and an aggregate intrinsic value of $33.4 million based on the market value of the Company’s common stock on February 3, 2015.

(d)

Stock options exercisable as of February 3, 2015 have a weighted average remaining contractual term of 6.51 years and an aggregate intrinsic value of $18.3 million based on the market value of the Company’s common stock on February 3, 2015.

Future vesting dates on the stock options range from April 24, 2015 to September 2, 2018, and expiration dates range from November 17, 2021 to September 2, 2024 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of February 3, 2015 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of February 3, 2015 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Time Based
$19.00 - $29.26	405	6.56	$19.63	201	6.26	$19.45
$36.84 - $57.05	142	8.92	$46.48	19	8.52	$40.45
Market Based
$19.00 - $29.26	392	6.48	$19.47	252	6.52	$19.20
$36.84 - $57.05	18	8.22	$36.84	4	8.22	$36.84

The Company accounts for employee stock options under the fair value method of accounting using a Black‑Scholes methodology to measure time‑based option fair value at the date of grant and a Monte Carlo Simulation approach to measure market‑based option fair value at the date of grant. The fair value of the stock options at the date of grant is recognized as expense over the vesting term, which represents the requisite service period.

The following assumptions were used to calculate the fair value of the Company’s time‑based stock options on the date of grant utilizing the Black‑Scholes option pricing model:

	Fiscal	Fiscal	Fiscal
	2012	2013	2014
Weighted average expected life (in years)	6.50	6.25 to 6.50	6.25
Volatility factor	60%	60%	60%
Dividend yield	—%	—%	—%
Risk-free interest rate	1.02%	1.02 to 2.13%	1.95 to 2.08%

The following assumptions were used to calculate the fair value of the Company’s market‑based stock options on the grant date utilizing a Monte Carlo Simulation approach:

	Fiscal	Fiscal
	2012	2013
Suboptimal exercise factor	2.5x	2.5x
Volatility factor	60%	60%
Dividend yield	—%	—%
Risk-free interest rate	1.02%	1.02%

The Company issued no market-based stock options in fiscal 2014.

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

For fiscal 2012, fiscal 2013 and fiscal 2014, the Company recognized $2.4 million, $2.9 million and $3.8 million, respectively, of compensation expense associated with stock option awards in general and administrative expenses in the consolidated statement of operations. The Company did not capitalize any equity‑based compensation costs related to stock options during fiscal 2012, fiscal 2013 and fiscal 2014.

As of February 3, 2015, the Company estimates that a total of approximately $4.8 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 2.30 years for unvested stock option awards issued and outstanding.

Restricted Stock—The Company grants restricted stock to certain employees and to non‑employee independent directors. A portion of the restricted stock granted to the Company’s employees is subject to time‑based vesting schedules, while the remaining portion of the restricted stock is subject to market‑based vesting schedules, with such vesting based on specified stock price targets.

The following table summarizes the restricted stock grants, vesting, and forfeitures for fiscal 2012, fiscal 2013, and fiscal 2014 (in thousands, except per share amounts):

	Fiscal 2012		Fiscal 2013		Fiscal 2014
		Weighted		Weighted		Weighted
	Restricted	Average	Restricted	Average	Restricted	Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of fiscal year	—	—	139	$29.10	249	$29.93
Granted(a)	139	$29.10	159	$30.45	229	$38.84
Vested(b)	—	—	(49)	$29.24	(96)	$30.70
Forfeited	—	—	—	—	(32)	$27.43
Unvested, end of fiscal year	139	$29.10	249	$29.93	350	$35.81

(a)	The total grant‑date fair value of restricted stock awards granted during fiscal 2012, fiscal 2013 and fiscal 2014 was $4.0 million, $4.8 million and $8.9 million respectively.
(b)	The total fair value of awards vested during fiscal 2013 and fiscal 2014 was $1.6 million and $5.6 million.

The Company accounts for restricted stock under the fair value method of accounting using the closing market price per share of the Company’s stock to measure time‑based restricted stock fair value at the date of grant and a Monte Carlo Simulation approach to measure market‑based restricted stock fair value at the date of grant. The fair value of the restricted stock at the date of grant is recognized as expense over the vesting term, which represents the requisite service period.

The following assumptions were used to calculate the fair value of the Company’s market‑based restricted stock on the grant date utilizing a Monte Carlo Simulation approach:

	Fiscal 2013	Fiscal 2014
Weighted average expected life (in years)	4	4
Volatility factor	40%	40%
Dividend yield	—%	—%
Risk-free interest rate	1.32%	1.33 to 1.34%

For fiscal 2012, fiscal 2013 and fiscal 2014, the Company recognized $0.5 million, $1.9 million and $4.6 million, respectively, of compensation expense associated with restricted stock awards in general and administrative expenses in the consolidated statement of operations. The Company did not capitalize any equity‑based compensation costs related to restricted stock awards during fiscal 2012, fiscal 2013 and fiscal 2014.

As of February 3, 2015, the Company estimates that a total of approximately $9.3 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 2.10 years for unvested restricted stock awards.

Class B Units—Mattress Holdings, LLC, the former parent of Mattress Firm Holding Corp., established a class of equity ownership units (“Class B Units”) that were issued primarily to employees of the Company for future services at the discretion of the board of managers of Mattress Holdings, LLC. The previously issued and unforfeited Class B Units remained outstanding until the shares of common stock of Mattress Firm Holding Corp. held by Mattress Holdings, LLC were distributed to its unit holders, including holders of Class B Units, on September 27, 2012, in connection with the dissolution of Mattress Holdings, LLC.

The method used by the Company to estimate the fair value of Class B Units granted in prior years was based upon a two‑step process as of the date of each award. The first step involved valuation of the Company and the related after‑debt value attributable to the equity owners.

The Company’s fair value for grants of Class B Unit awards was based upon a composite of values determined by a market approach, using both market multiple and comparable transaction methodologies, and a discounted cash flow methodology. The second step to valuing Class B Units involved the allocation of the total equity value determined on each grant date among the Class B Units and other equity holders using a probability‑weighted expected return methodology. Under this method, the allocation of equity value to Class B units was determined for a number of possible outcomes, with each outcome weighted based upon management’s estimate of the likelihood of such outcome. The outcomes considered were: (1) ongoing operations without a liquidity Event, (2) liquidity Event resulting from a merger or sale to another party, (3) liquidity Event resulting from an initial public offering of the Company’s common stock and (4) a distressed sale.

The fair value of the Class B Unit awards, net of estimated forfeitures, was recognized as expense over terms that ranged from 2.5 years to 2.9 years, which were based upon the timing and weighting of the expected outcomes derived from the fair value calculation. Stock‑based compensation expense (benefit) recognized in the consolidated results of operations related to the Class B Units was less than $0.1 million during fiscal 2012 and fiscal 2013. No income tax benefits were recognized by the Company with respect to the issuance and subsequent vesting of Class B Units.

There were no unvested Class B Units in fiscal 2013 or fiscal 2014. A summary of the status of unvested Class B Units and changes during fiscal 2012 is as follows (unit amounts in thousands):

	Fiscal 2012
		Weighted Average
		Grant-Date
	Class B Units	Fair Value
Unvested, beginning of fiscal year	1,277	$0.98
Vested	(1,277)	$0.98
Unvested, end of fiscal year	—	$—

The total fair value of Class B Units, as determined on the respective grant dates, was approximately $1.3 million for Class B Units that vested during fiscal 2012.

15. Supplemental Statement of Cash Flow Information

Supplemental information to the statement of cash flows is as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2012	2013	2014
Interest paid	$8,052	$11,255	$20,184
Taxes paid	$11,406	$28,612	$16,011
Unpaid liabilities for capital expenditures	$3,577	$6,276	$15,859

Noncash Investing and Financing Activities—Assets acquired, liabilities assumed, debt and equity issued in connection with business combinations are described in Note 2.

In December 2012, the Company determined the final post closing adjustment to the purchase price of the Mattress X‑Press acquisition, which resulted in a $2.6 million reduction in the purchase price that was settled through direct offsets of the Company’s quarterly payment obligations on seller notes issued in connection with the acquisition.

16. Quarterly Results of Operations (Unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	FY 2013	FY 2014	FY 2013	FY 2014	FY 2013	FY 2014	FY 2013	FY 2014
Net sales	$275,957	$333,502	$302,541	$409,951	$326,233	$464,278	$312,081	$598,298
Cost of sales	171,515	212,652	182,096	246,547	200,267	281,323	197,609	376,144
Gross profit from retail operations	104,442	120,850	120,445	163,404	125,966	182,955	114,472	222,154
Franchise fees and royalty income	1,249	1,186	1,438	1,092	1,655	1,238	1,275	1,068
Total gross profit	105,691	122,036	121,883	164,496	127,621	184,193	115,747	223,222
Operating expenses:
Sales and marketing expenses	63,731	75,665	75,768	99,998	74,605	109,632	75,429	142,105
General and administrative expenses	19,169	30,686	19,749	36,888	21,225	42,783	22,821	56,678
Loss (gain) on store closings and impairment of store assets	261	258	483	648	(5)	133	760	774
Total operating expenses	83,161	106,609	96,000	137,534	95,825	152,548	99,010	199,557
Income from operations	22,530	15,427	25,883	26,962	31,796	31,645	16,737	23,665
Other income:
Interest expense, net	2,847	2,816	2,795	3,469	2,543	4,067	2,679	11,572
Loss from debt extinguishment	—	—	—	—	—	2,288	—	—
Total other expense	2,847	2,816	2,795	3,469	2,543	6,355	2,679	11,572
Income before income taxes	19,683	12,611	23,088	23,493	29,253	25,290	14,058	12,093
Income tax expense	7,674	4,891	8,965	9,194	11,117	9,677	5,402	5,473
Net income	$12,009	$7,720	$14,123	$14,299	$18,136	$15,613	$8,656	$6,620
Basic net income per common share	$0.36	$0.23	$0.42	$0.42	$0.54	$0.46	$0.26	$0.19
Diluted net income per common share	$0.35	$0.22	$0.41	$0.41	$0.53	$0.45	$0.25	$0.19

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to ensure that information relating to our company, including our consolidated subsidiaries, that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to the officers who certify our financial reports and to other members of senior management and our board of directors.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures as of February 3, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) are effective as of February 3, 2015.

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

We acquired The Sleep Train, Inc. (“Sleep Train”) on October 20, 2014, and have excluded Sleep Train from our evaluation of the effectiveness of internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of the Company's disclosure controls and procedures does not include Sleep Train as of February 3, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a‑15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation our management concluded that our internal control over financial reporting was effective as of February 3, 2015.

As permitted by the guidelines established by the SEC, companies are allowed to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.  Accordingly, management’s assessment of the effectiveness of the Company’s internal control over financial reporting excluded Sleep Train, which was acquired by the Company on October 20, 2014.  Sleep Train is a wholly-owned subsidiary of the Company whose assets represent approximately 36% of the consolidated total assets of the Company as of February 3, 2015 and 8% and 11% of total revenues and net income, respectively for the year then ended.  We did not assess the effectiveness of internal control over financial reporting at this newly acquired entity due to the insufficient time between the date acquired and year-end and the complexity associated with assessing internal controls during integration efforts making the process impractical.

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  Even though management did not perform the evaluation of Sleep Train’s internal control over financial reporting, we became aware of the following material weakness:

•

Sleep Train's general information technology ("IT") controls ("GITCs") are ineffective, in large part, because access to Sleep Train’s various IT systems are not properly restricted to appropriate personnel, including administrative access rights. Further, controls are not in place to assess the completeness and accuracy of system reports given the lack of effective GITCs.

In fiscal year 2015, the Company will include Sleep Train in its evaluation of internal control over financial reporting. This assessment will include 1) further understanding and remediation of the material weakness and 2) management's assessment of Sleep Train’s internal controls over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. The attestation report is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We acquired The Sleep Train, Inc. on October 20, 2014 and management excluded it from our assessment of the effectiveness of our internal control over financial reporting as of February 3, 2015.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, which will be filed no later than 120 days after February 3, 2015, the end of our 2014 fiscal year (the “Definitive Proxy Statement”) and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference. The Compensation Committee Report and related information incorporated by reference herein shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates such information by reference into such a filing.

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

See Exhibit Index on pages 107-110 for lists of exhibits filed with this Annual Report on Form 10-K Management contracts and compensatory plans or arrangements are identified with asterisks on the Exhibit Index.

Exhibit Number	Exhibit Title
2.1

Stock Purchase Agreement dated as of April 9, 2012, by and among Mattress Firm, Inc., as buyer, the sellers party thereto and FS Equity Partners V, L.P., as seller representative (incorporated by reference to Exhibit 2.1 to Mattress Firm Holding Corp’s Current Report on Form 8‑K filed April 10, 2012).

2.2

Asset Purchase Agreement dated September 4, 2012, by and among Mattress Firm, Inc., as buyer, Mattress XPress, Inc., Mattress XPress of Georgia, Inc., Steven Milesic and Steve Lytell (incorporated by reference to Exhibit 2.1 to Mattress Firm Holding Corp.’s Current Report on Form 8‑ K filed September 6, 2012).

2.3

Purchase and Sale Agreement dated March 7, 2014, among Mattress Firm, Inc., as buyer, Christopher T. Cook and Sleep Xperts, Inc. (incorporated by reference to Exhibit 2.1 to Mattress Firm Holding Corp.’s Current Report on Form 8‑K filed March 10, 2014).

2.4

Asset Purchase Agreement dated April 25, 2014, by and between Mattress Firm, Inc., as buyer, and Mattress Liquidators, Inc., David Dolan and Sarah Thomas (incorporated by reference to Exhibit 2.1 to Mattress Firm Holding Corp.’s Current Report on Form 8‑K (File No. 001-35354) filed April 28, 2014).

2.5

Asset Purchase Agreement dated August 28, 2014, by and among Mattress Firm, Inc., as buyer, and Back to Bed, Inc., M World Mattress LLC, MCStores, LLC, TBE Orlando LL, MIFORMA, LLC, Hilltop Leasing, Inc., Mattress, Inc., Mattress Express, LLC, Dreamz Agency, Inc., Glen Haneberg and Vito Favia (incorporated by reference to Exhibit 2.1 to Mattress Firm Holding Corp.’s Current Report on Form 8‑K (File No. 001-35354) filed August 29, 2014).

2.6

Purchase and Sale Agreement dated September 3, 2014, by and among Mattress Firm, Inc., as buyer, Mattress Firm Holding Corp., The Sleep Train, Inc., the shareholders of The Sleep Train, Inc. as named therein, Dale R. Carlsen, in his individual capacity, Robert D. Killgore, in his individual capacity, and Dale R. Carlsen, as shareholder representative (incorporated by reference to Exhibit 2.1 to Mattress Firm Holding Corp.’s Current Report on Form 8‑K (File No. 001-35354) filed September 4, 2014).

3.1

Amended and Restated Certificate of Incorporation of Mattress Firm Holding Corp. (incorporated by reference to Exhibit 3.1 to Mattress Firm Holding Corp’s Current Report on Form 8‑K filed November 29, 2011).

3.2	Amended and Restated Bylaws of Mattress Firm Holding Corp.

4.1

Registration Rights Agreement between Mattress Firm Holding Corp. and certain equity holders of Mattress Holdings, LLC (incorporated by reference to Exhibit 4.1 to Mattress Firm Holding Corp.’s Registration Statement on Form S‑1/A (File No. 333‑174830) filed September 28, 2011).

10.1+

Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Mattress Firm Holding Corp.’s Registration Statement on Form S‑1/A (File No. 333‑174830) filed November 7, 2011).

10.2+

Second Amended and Restated Employment Agreement of R. Stephen Stagner, dated September 14, 2011(incorporated by reference to Exhibit 10.2 to Mattress Firm Holding Corp.’s Registration Statement on Form S‑1/A (File No. 333‑174830) filed September 28, 2011).

Exhibit Number	Exhibit Title
10.3+

First Amendment to Second Amended and Restated Employment Agreement of R. Stephen Stagner, dated effective as of January 29, 2014 (incorporated by reference to Exhibit 10.1 to Mattress Firm Holding Corp.’s Current Report on Form 8-K (File No. 333‑174830) filed June 5, 2014).

10.4+

Employment Agreement dated October 20, 2014, by and among Mattress Firm Holding Corp., Mattress Firm, Inc. and Dale R. Carlsen (incorporated by reference to Exhibit 10.3 to Mattress Firm Holding Corp.’s Current Report on Form 8-K (File No. 001-35354) filed October 21, 2014).

10.5+

Employment Agreement of Alexander S. Weiss, dated September 3, 2014 (incorporated by reference to Exhibit 10.1 to Mattress Firm Holding Corp.’s Current Report on Form 8-K (File No. 001-35354) filed September 4, 2014).

10.6+

Amended and Restated Employment Agreement of Stephen G. Fendrich, dated September 14, 2011 (incorporated by reference to Exhibit 10.4 to Mattress Firm Holding Corp.’s Registration Statement on Form S‑1/A (File No. 333‑174830) filed September 28, 2011).

10.7+

First Amendment to Second Amended and Restated Employment Agreement of Stephen G. Fendrich, dated effective as of May 29, 2014 (incorporated by reference to Exhibit 10.2 to Mattress Firm Holding Corp.’s Current Report on Form 8-K (File No. 001-35354) filed June 5, 2014).

10.8+

Employment Agreement dated October 20, 2014, by and among Mattress Firm Holding Corp., Mattress Firm, Inc. and Robert D. Killgore (incorporated by reference to Exhibit 10.4 to Mattress Firm Holding Corp.’s Current Report on Form 8-K (File No. 001-35354) filed October 21, 2014).

10.9+

Offer Letter and Employment, Confidentiality and Non‑Competition Agreement of Bruce Levy, dated December 10, 2008 and December 12, 2008, respectively (incorporated by reference to Exhibit 10.6 to Mattress Firm Holding Corp.’s Registration Statement on Form S‑1/A filed September 28, 2011).

10.10+

Offer Letter and Employment, Confidentiality and Non‑Competition Agreement of Karrie Forbes, dated January 4, 2012 and January 24, 2012, respectively (incorporated by reference to Exhibit 10.7 to Mattress Firm Holding Corp.’s Annual Report on Form 10-K (File No. 001-35354) filed April 1, 2013).

10.11+

Employment Agreement of Kenneth E. Murphy III, dated August 4, 2014(incorporated by reference to Exhibit 10.1 to Mattress Firm Holding Corp.’s Current Report on Form 8_K (File No. 001-35354) filed August 6, 2014).

10.12+

First Amendment to Employment Agreement of Kenneth E. Murphy III, dated effective December 4, 2014 (incorporated by reference to Exhibit 10.1 to Mattress Firm Holding Corp.’s Current Report on Form 8-K (File No. 001-35354) filed December 8, 2014).

10.13+*	Offer Letters of Kindel L. Elam, dated May 21, 2012 and March 6, 2014.

Exhibit Number	Exhibit Title
10.14+

ABL Credit Agreement, dated as of October 20, 2014, among Mattress Holding Corp., as borrower, Mattress Holdco, Inc., Barclays Bank PLC, as administrative agent, collateral agent and issuer, and the other lenders and issuers party thereto (incorporated by reference to Exhibit 10.1 to Mattress Firm Holding Corp.’s Current Report on Form 8-K (File No. 001-35354) filed October 21, 2014).

10.15+

Term Loan Credit Agreement, dated as of October 20, 2014, among, Mattress Holding Corp., as borrower, Mattress Holdco, Inc., Barclays Bank PLC, as administrative agent and collateral agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to Mattress Firm Holding Corp.’s Current Report on Form 8-K (File No. 001-35354) filed October 21, 2014).

10.16

Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Mattress Firm Holding Corp.’s Current Report on Form 8-K (File No. 001-35354) filed October 21, 2014).

10.17

Master Retailer Agreement between Simmons Bedding Company and Mattress Firm, Inc., effective January 1, 2014 (incorporated by reference to Exhibit 10.11 to Mattress Firm Holding Corp.’s Annual Report on Form 10-K (File No. 001-35354) filed on March 27, 2014).

10.18

Master Retailer Agreement between Serta, Inc. and Mattress Firm, Inc., effective January 1, 2014 (incorporated by reference to Exhibit 10.12 to Mattress Firm Holding Corp.’s Annual Report on Form 10-K (File No. 001-35354) filed on March 27, 2014).

10.19

Master Retailer Agreement between Tempur-Pedic North America, LLC and Mattress Firm, Inc., effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to Mattress Firm Holding Corp.’s Current Report on Form 8-K (File No. 001-35354) filed December 2, 2014).

10.20

Master Retailer Agreement between Sealy Mattress Company and Mattress Firm, Inc., effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to Mattress Firm Holding Corp.’s Current Report on Form 8-K (File No. 001-35354) filed July 15, 2014).

10.21

Mattress Firm Holding Corp. Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to Mattress Firm Holding Corp.’s Registration Statement on Form S‑1/A (File No. 333‑174830) filed November 7, 2011).

10.22+

Independent Director Compensation Policy, effective January 6, 2014 (incorporated by reference to Exhibit 10.17 to Mattress Firm Holding Corp.’s Annual Report on Form 10-K (File No. 001-35354) filed March 27, 2014).

Exhibit Number	Exhibit Title
21.1*	Subsidiaries of Mattress Firm Holding Corp.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Grant Thornton LLP.

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a‑14 and 15d‑14 as Adopted Pursuant to the Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a‑14 and 15d‑14 as Adopted Pursuant to the Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Lables Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

+Management contract or compensatory plan or arrangement.

*Filed herewith.

**Furnished herewith.

MATTRESS FIRM HOLDING CORP.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF

MATTRESS FIRM HOLDING CORP.

(PARENT COMPANY)

These condensed parent company financial statements of Mattress Firm Holding Corp. (the “Company”) should be read in conjunction with the consolidated financial statements of Mattress Firm Holding Corp. and subsidiaries. The 2014 Senior Credit Facility of Mattress Holding Corp., an indirect subsidiary of Mattress Firm Holding Corp., contains provisions whereby Mattress Holding Corp. is prohibited from distributing dividends to Mattress Firm Holding Corp. or other subsidiaries of Mattress Firm Holding Corp. As of January 28, 2014 and February 3, 2015, the net assets of Mattress Holding Corp. subject to such restrictions under the 2014 Senior Credit Facility were $314.3 million and $435.4 million, respectively.

In the current year, the Company identified an error in the way intercompany transactions with its subsidiary were being recorded for purchases of vested stock and stock based compensation expense which is recorded at the subsidiary level.  The Company has corrected the investment in subsidiaries and additional paid in capital accounts to increase them by $7.9 million within its Balance Sheet as of January 28, 2014.

MATTRESS FIRM HOLDING CORP.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF

MATTRESS FIRM HOLDING CORP.

(PARENT COMPANY)

BALANCE SHEETS

	January 28,	February 3,
	2014	2015
	(in thousands, except
	share amounts)
Assets
Cash and cash equivalents	$14,774	37
Investment in subsidiary	314,266	435,446
Total assets	$329,040	$435,483
Liabilities and Stockholder’s Equity
Current liabilities	$548	—
Total liabilities	548	—
Commitments and contingencies
Common stock, $0.01 par value; 120,000,000 shares authorized; 34,002,981 and 33,990,381 shares issued and outstanding at January 28, 2014; and 35,134,187 and 35,101,632 shares issued and outstanding at February 3, 2015, respectively	340	351
Additional paid-in capital	373,153	435,882
Accumulated deficit	(45,001)	(750)
Total stockholder’s equity	328,492	435,483
Total liabilities and stockholder’s equity	$329,040	$435,483

MATTRESS FIRM HOLDING CORP.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF

MATTRESS FIRM HOLDING CORP.

(PARENT COMPANY)

STATEMENTS OF OPERATIONS

	Fiscal 2012	Fiscal 2013	Fiscal 2014
	(in thousands)
Equity in undistributed earnings of subsidiary	$39,871	$52,905	$44,232
Interest income	—	19	19
Net income	39,871	$52,924	$44,251

MATTRESS FIRM HOLDING CORP.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF

MATTRESS FIRM HOLDING CORP.

(PARENT COMPANY)

STATEMENTS OF CASH FLOWS

	Fiscal 2012	Fiscal 2013	Fiscal 2014
	(in thousands)
Cash flows from operating activities:
Net income	$39,871	$52,924	$44,251
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(39,871)	(52,905)	(44,232)
Deferred income tax benefit	(18,471)	—	—
Effects of changes in operating assets and liabilities:
Accrued liabilities	(1,985)	548	(548)
Net cash (used in) provided by operating activities	(20,456)	567	(529)
Cash flows from investing activities:
Distribution (contribution) from/to subsidiary	15,653	—	(19,085)
Net cash provided by (used in) investing activities	15,653	—	(19,085)
Cash flows from financing activities:
Proceeds from exercise of common stock options	510	3,027	4,877
Net cash provided by financing activities	510	3,027	4,877
Net change in cash and cash equivalents	(4,293)	3,594	(14,737)
Cash and cash equivalents, beginning of period	15,473	11,180	14,774
Cash and cash equivalents, end of period	$11,180	$14,774	$37

Non-Cash Investing Activities
Equity issued in acquisitions by subsidiary	—	—	47,661

MATTRESS FIRM HOLDING CORP.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the three years ended February 3, 2015

	Balance at	Additions
	Beginning of	Charged to	Charged to	Deductions from	Balance at
Description	Period	Income	Other Accounts	Reserves(1)	End of Period
	(in thousands)
Year Ended January 29, 2013
Uncollectible accounts receivable	$97	$172	$—	$-	$269
Sales returns reserve	1,079	5,972	258	5,824	1,485
Store closing reserve	564	(11)	—	312	241
Year Ended January 28, 2014
Uncollectible accounts receivable	$269	$831	$—	$—	$1,100
Sales returns reserve	1,485	8,753	49	8,291	1,996
Store closing reserve	241	31	—	228	44
Year Ended February 3, 2015
Uncollectible accounts receivable	$1,100	$364	$—	$—	$1,464
Sales returns reserve	1,996	9,526	2,110	10,581	3,051
Store closing reserve	44	184	991	154	1,065

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

Date: April 3, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ R. Stephen Stagner	Director and Chief Executive Officer (principal executive officer)	April 3, 2015
R. Stephen Stagner
/s/ Dale R. Carlsen	Director, President and Chief Strategy Officer	April 3, 2015
Dale R. Carlsen

/s/ Alex Weiss	Chief Financial Officer (principal financial officer)	April 3, 2015
Alex Weiss

/s/ Cathy Hauslein	Senior Vice President and Chief Accounting Officer (principal accounting officer)	April 3, 2015
Cathy Hauslein

/s/ John W. Childs	Director	April 3, 2015
John W. Childs

/s/ Adam L. Suttin	Director	April 3, 2015
Adam L. Suttin

/s/ David A. Fiorentino	Director	April 3, 2015
David A. Fiorentino

/s/ William E. Watts	Director	April 3, 2015
William E. Watts

/s/ Frederick C. Tinsey III	Director	April 3, 2015
Frederick C. Tinsey III

/s/ Charles R. Eitel	Director	April 3, 2015
Charles R. Eitel

/s/ Joseph M. Fortunato	Director	April 3, 2015
Joseph M. Fortunato

/s/ Robert E. Creager	Director	April 3, 2015
Robert E. Creager

/s/ Ronald J. Mittelstaedt	Director	April 3, 2015
Ronald J. Mittelstaedt