Form 10-Q
period 2015-05-05
MATTRESS FIRM HOLDING CORP.
filed 2015-06-10
CIK 1419852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 5, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)  YES ☐  NO ☒

As of June 9, 2015, 35,186,541  shares of common stock, par value $0.01 per share, of the registrant were outstanding.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ materially from the results expressed or implied by these forward-looking statements are set forth under “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2015 filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2015 (the “Fiscal 2014 Annual Report”) and any additional risk factors identified in our other filings with the SEC. All forward-looking statements in this Quarterly Report on Form 10-Q are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise.

Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	a reduction in discretionary spending by consumers;

•	our ability to profitably open and operate new stores;

•	our intent to aggressively open additional stores in our existing markets;

•	our relationship with certain mattress manufacturers as our primary suppliers;

•	our dependence on a few key employees;

•	failure of our acquired businesses to achieve the results we expect;

•	the possible impairment of our goodwill or other acquired intangible assets;

•	the effect of our planned growth and the integration of our acquisitions on our business infrastructure;

•	the impact of seasonality on our financial results and comparable-store sales;

•	fluctuations in our comparable-store sales from quarter to quarter;

•	our ability to raise adequate capital to support our expansion strategy;

•	our future expansion into new, unfamiliar markets;

•	our success in pursuing strategic acquisitions;

•	the effectiveness and efficiency of our advertising expenditures;

•	our success in keeping warranty claims and comfort exchange return rates within acceptable levels;

•	our ability to deliver our products in a timely manner;

•	our status as a holding company with no business operations;

•	our ability to anticipate consumer trends;

•	heightened competition;

•	changes in applicable regulations;

•	risks related to our franchises, including our lack of control over their operations, their ability to finance and open new stores and our liabilities if they default on note or lease obligations;

•	risks related to our stock; and

•	other factors discussed in “Item 1A. Risk Factors” of Part I of the Fiscal 2014 Annual Report, elsewhere in this report and in our other filings with the SEC.

MATTRESS FIRM HOLDING CORP.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(unaudited)

	February 3,	May 5,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$13,475	$10,960
Accounts receivable, net	51,193	67,345
Inventories	163,518	167,528
Deferred income tax asset	8,882	8,890
Prepaid expenses and other current assets	43,019	46,985
Total current assets	280,087	301,708
Property and equipment, net	267,602	279,556
Intangible assets, net	215,953	215,508
Goodwill	821,349	820,703
Debt issue costs and other, net	24,033	23,670
Total assets	$1,609,024	$1,641,145
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$9,947	$10,616
Accounts payable	149,612	162,113
Accrued liabilities	98,250	95,267
Customer deposits	19,398	20,841
Total current liabilities	277,207	288,837
Long-term debt, net of current maturities	760,091	759,890
Deferred income tax liability	41,455	42,087
Other noncurrent liabilities	94,788	104,811
Total liabilities	1,173,541	1,195,625

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.01 par value; 120,000,000 shares authorized; 35,134,187 and 35,101,632 shares issued and outstanding at February 3, 2015; and 35,219,398 and 35,186,241 shares issued and outstanding at May 5, 2015, respectively	351	352
Additional paid-in capital	435,882	440,440
Accumulated (deficit) retained earnings	(750)	4,728
Total stockholders’ equity	435,483	445,520
Total liabilities and stockholders’ equity	$1,609,024	$1,641,145

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended
	April 29,	May 5,
	2014	2015

Net sales	$333,502	$562,554
Cost of sales	212,652	361,283
Gross profit from retail operations	120,850	201,271
Franchise fees and royalty income	1,186	1,115
Total gross profit	122,036	202,386
Operating expenses:
Sales and marketing expenses	75,665	131,896
General and administrative expenses	30,686	51,364
Loss on store closings and impairment of store assets	258	295
Total operating expenses	106,609	183,555
Income from operations	15,427	18,831
Other expense:
Interest expense, net	2,816	10,253
Income before income taxes	12,611	8,578
Income tax expense	4,891	3,100
Net income	$7,720	$5,478

Basic net income per common share	$0.23	$0.16
Diluted net income per common share	$0.22	$0.15

Basic weighted average shares outstanding	34,027,941	35,146,762
Diluted weighted average shares outstanding	34,393,433	35,583,859

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Thirteen Weeks Ended
	April 29,	May 5,
	2014	2015
Cash flows from operating activities:
Net income	$7,720	$5,478
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	8,692	13,994
Loan fee and other amortization	594	1,785
Deferred income tax expense	246	1,936
Stock-based compensation	1,358	2,066
Loss on store closings and impairment of store assets	258	295
Construction allowances from landlords	1,747	2,506
Excess tax benefits associated with stock-based awards	(192)	(824)
Effects of changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(4,588)	(15,408)
Inventories	(8,603)	(4,056)
Prepaid expenses and other current assets	(9,257)	(3,964)
Other assets	(1,124)	(816)
Accounts payable	9,402	18,690
Accrued liabilities	442	522
Customer deposits	1,114	1,443
Other noncurrent liabilities	(681)	6,151
Net cash provided by operating activities	7,128	29,798
Cash flows from investing activities:
Purchases of property and equipment	(19,334)	(34,360)
Business acquisitions, net of cash acquired	(77,350)	118
Net cash used in investing activities	(96,684)	(34,242)
Cash flows from financing activities:
Proceeds from issuance of debt	132,000	23,000
Principal payments of debt	(54,427)	(23,564)
Proceeds from exercise of common stock options	563	1,669
Excess tax benefits associated with stock-based awards	192	824
Net cash provided by financing activities	78,328	1,929
Net decrease in cash and cash equivalents	(11,228)	(2,515)
Cash and cash equivalents, beginning of period	22,878	13,475
Cash and cash equivalents, end of period	$11,650	$10,960
Cash paid for:
Interest	$2,652	$9,806
Income taxes	$150	$4,736
Supplemental disclosure of noncash investing activity:
Capital expenditures included in accounts payable and accruals at end of period	$4,739	$7,659

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Business and Basis of Presentation

Mattress Firm Holding Corp., through its direct and indirect subsidiaries, is engaged in the retail sale of mattresses and bedding-related products in various metropolitan markets in the United States through company-operated and franchisee-owned mattress specialty stores that operate primarily under the brand names Mattress Firm® and Sleep Train®.  Mattress Firm Holding Corp. and its subsidiaries are referred to collectively as the “Company” or “Mattress Firm.”

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”), and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as May 5, 2015, and the results of operations and cash flows for the periods presented. The Company’s historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and related notes for the fiscal year ended February 3, 2015, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on April 3, 2015 (the “Fiscal 2014 Annual Report”).

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

The Company’s fiscal year consists of 52 or 53 weeks ending on the Tuesday closest to January 31. The fiscal year ended February 3, 2015 (“Fiscal 2014”) consisted of 53 weeks. The fiscal year ending February 2, 2016 (“Fiscal 2015”) consists of 52 weeks.

The Company acquired The Sleep Train, Inc. (“Sleep Train”) in October 2014, and Sleep Train’s legacy system utilizes the First-In, First-Out cost flow method (“FIFO”) of inventory costing. As a result, Sleep Train inventory of $47.2 million as of May 5, 2015, is valued at FIFO. During the course of Fiscal 2015, the Sleep Train system will be converted to use the Weighted Average inventory costing method.

2. Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period; however, the FASB recently issued a proposal to defer the effective date and thus the Company's adoption to the first quarter of 2018. The Company is currently evaluating the new guidance to determine the Company's adoption method and the effect it will have on the Company's Condensed Consolidated Financial Statements.

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

In April 2015, the FASB issued ASU No. 2015-03, Interest- Imputation of Interest- Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU is effective on a retrospective basis for annual reporting periods beginning after December 15, 2015, however early adoption is permitted. The only effect the adoption of this ASU will have on the Company’s Condensed Consolidated Financial Statements is a reclassification on the Condensed Consolidated Balance Sheet between long-term debt and debt issue costs.

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

	Net Book
	Value as of
	February 3,	Fair Value Measurements			Fiscal 2014
	2015	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan	$1,247	$—	$1,247	$—	$—
Property and equipment requiring impairment review	702	—	—	702	937

	Net Book
	Value as of
	May 5,	Fair Value Measurements
	2015	Level 1	Level 2	Level 3
Nonqualified deferred compensation plan	$1,346	$—	$1,346		$—
2014 Senior Credit Facility term loans (Note 4)	$709,738	$—	$726,251	—	—

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

Impairment testing performed as of February 3, 2015

		Unobservable
Valuation Technique	Significant Unobservable Inputs	Input Range
Property and Equipment Impairment Testing
Income approach	WACC(1)	13.5%

(1)	Weighted Average Cost of Capital

The fair value of the 2014 Senior Credit Facility term loans was estimated based on the ask and bid prices quoted from an external source.

4. Notes Payable and Long-term Debt

Notes payable and long-term debt consists of the following (in thousands):

	February 3,	May 5,
	2015	2015
2014 Senior Credit Facility - term loans	$718,200	$716,400
2014 Senior Credit Facility - term loans discount	(6,823)	(6,662)
2014 Senior Credit Facility - revolver borrowings	50,000	53,000
Equipment financing and other notes payable	8,661	7,768
Total long-term debt	770,038	770,506
Current maturities of long-term debt	9,947	10,616
Long-term debt, net of current maturities	$760,091	$759,890

2014 Senior Credit Facility--- Effective October 20, 2014, Mattress Holding Corp. (“MHC”), a Delaware corporation and indirect subsidiary of Mattress Firm Holding Corp., entered into a $125 million asset-backed loan credit agreement dated October 20, 2014, among MHC, as borrower, Mattress Holdco, Inc., the lenders party thereto, and Barclays Bank PLC, as administrative agent, collateral agent and issuer (the “ABL Credit Agreement”).

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

Loans under the ABL Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 1.25% to 1.75% and the applicable margin on base rate loans varies from 0.25% to 0.75%, in each case determined based upon the Company’s average excess available borrowing capacity for the prior three month period. A letter of credit issuance fee is payable by the Company equal to 0.125% per annum multiplied by the average daily amount available to be drawn under the applicable letter of credit, as well as an additional fee equal to the applicable margin for LIBOR rate

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

loans times the daily amount available to be drawn under all outstanding letters of credit. The commitment fee rate payable to the lenders for each of the revolving facility and term facility varies from 0.25% to 0.375%. The weighted average interest rate applicable to outstanding borrowings under the ABL Credit Agreement was 1.69% as of May 5, 2015.

Mattress Holdco, Inc., the parent company of the borrower, and each domestic subsidiary of MHC other than immaterial subsidiaries has unconditionally guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the ABL Credit Agreement and other loan documents.

The ABL Credit Agreement requires compliance with one financial covenant. The Company cannot permit its fixed charge coverage ratio to fall below 1.0. The ABL Credit Agreement generally defines the fixed charge coverage ratio as the ratio of (a) adjusted EBITDA, less capital expenditures, less all taxes paid or payable in cash by the borrower and guarantors to (b) the sum of fixed charges, in each case, determined as of the most recently ended fiscal quarter. As of May 5, 2015, the fixed charge coverage ratio was 3.28 to 1.0. The ABL Credit Agreement also contains customary representations, warranties and affirmative and negative covenants.

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

Outstanding ABL Credit Agreement borrowings were $53.0 million at May 5, 2015. Outstanding letters of credit on the revolving facility were $4.2 million at May 5, 2015, resulting in $43.6 million of availability for revolving borrowings.

Effective October 20, 2014, MHC, entered into a $720 million term loan credit agreement dated October 20, 2014, among MHC, as borrower, Mattress Holdco, Inc., the lenders party thereto, and Barclays Bank PLC, as administrative agent and collateral agent (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement and the ABL Credit Agreement are collectively referred to as the “2014 Senior Credit Facility”.

Term loans in the aggregate principal amount of $720 million were issued under the Term Loan Credit Agreement on October 20, 2014. The maturity date under the Term Loan Credit Agreement is October 20, 2021. Loans under the Term Loan Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate, varying from 4.00% to 4.25% or base rate,  varying from 3.00% to 3.25%, in each case determined based upon the Company’s total net leverage ratio. The weighted average interest rate applicable to outstanding borrowings under the Term Loan Credit Agreement was 5.00% as of May 5, 2015.

Mattress Holdco, Inc., the parent company of the borrower, and each domestic subsidiary of MHC other than immaterial subsidiaries has unconditionally guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Term Loan Credit Agreement and other loan documents. The Term Loan Credit Agreement contains customary representations, warranties and affirmative and negative covenants.

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

Equipment Financing and Other Short-Term Notes Payable—A subsidiary of the Company has an outstanding note payable related to the purchase of mattress specialty retail stores formerly operated by Mattress Liquidators, in the

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

aggregate principal amount of $2.1 million that bears interest at 6.00% with quarterly principal and interest payments through fiscal 2016.

A subsidiary of the Company has financed property and casualty insurance premiums payable in the amount of $1.1 million payable in fiscal 2015.

In conjunction with the acquisition of The Sleep Train, Inc., the Company assumed notes payable in the aggregate principal amount of $4.2 million that primarily bear interest at 2.97% with monthly principal and interest payments through fiscal 2027.

A subsidiary of the Company has an outstanding note payable related to the purchase of mattress specialty retail stores formerly operated by Best Mattress Co., Inc., in the aggregate principal amount of $0.4 million that bears interest at 6.00% with quarterly principal and interest payments through fiscal 2016.

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

The Company recognized $3.1 million of income tax expense for the thirteen weeks ended May 5, 2015, compared to $4.9 million of income tax expense for the thirteen weeks ended April 29, 2014. The effective tax rate was 36.1% for the thirteen weeks ended May 5, 2015, compared to 38.8% for the thirteen weeks ended April 29, 2014. The effective tax rate of 36.1% for the current period differs from the federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the release of $0.4 million in liabilities for unrecognized tax benefits as a result of settling an audit.

The Company and its subsidiaries are included in a consolidated income tax return in the U.S. federal jurisdiction and some states, and file separate income tax returns in several other states. As of May 5, 2015, the federal return is open to audit for tax years after 2012 and some state jurisdictions are open for tax years after 2009.

As of February 3, 2015, the Company had approximately $6.3 million of net operating loss carryforwards that begin expiring in fiscal 2029, if not utilized to offset future taxable income. These net operating loss carryforwards arose from the acquisition of MGHC Holding Corporation (“Mattress Giant”) during fiscal 2012, and after application of Section 382 of the Internal Revenue Code of 1986, as amended, are limited to an average use of $2.8 million per year over the next three years.

The Company had established a cumulative liability for unrecognized tax benefits and related interest of $0.4 million which were fully released as of May 5, 2015 upon the settlement of an audit with the Internal Revenue Service. The Company does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next twelve months.

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

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per share calculations:

	Thirteen Weeks Ended
	April 29,	May 5,
	2014	2015
Basic weighted average shares outstanding	34,027,941	35,146,762
Effect of dilutive securities:
Stock options	321,012	344,746
Restricted shares	44,480	92,351
Diluted weighted average shares outstanding	34,393,433	35,583,859

Diluted net income per common share for the thirteen weeks ended May 5, 2015, excludes stock options for the purchase of 56,013 shares of common stock as their inclusion would be anti-dilutive. Diluted net income per common share for the thirteen weeks ended April 29, 2014, excludes stock options for the purchase of 223,739 shares of common stock as their inclusion would be anti-dilutive. Diluted net income per common share for the thirteen weeks ended April 29, 2014, excludes non-vested restricted stock granted of 6,266 shares as their inclusion would be anti-dilutive.

Certain stock option and restricted stock awards contain vesting conditions based on specified stock price targets for the Company’s common stock as measured at each of the annual vesting dates (“market-based awards”). The Company includes such market-based awards in the determination of dilutive weighted average shares outstanding under the treasury stock method when, as of the date of determination, the specified stock price targets are met and the common stock shares pursuant to those awards become contingently issuable. Accordingly, the determination of diluted weighted average shares outstanding excludes, as of the date of determination, stock options for the purchase of 15,388 shares of common stock for the thirteen weeks ended May 5, 2015 and 19,780 shares of common stock for the thirteen weeks ended April 29, 2014, and excludes 110,673 shares of non-vested restricted stock for the thirteen weeks ended May 5, 2015 and 70,020 shares of non-vested restricted stock for thirteen weeks ended April 29, 2014.

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

8. Stock-Based Compensation

2011 Omnibus Incentive Plan—On November 3, 2011, the Company’s board of directors and shareholders adopted the Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan to provide for the grant of equity-based awards to Company employees, directors and other service providers. A total of 4,206,000 shares of the Company’s common stock were reserved for grants under the 2011 Omnibus Incentive Plan. There were 2,364,291 shares available for future grants under the stock incentive plan as of May 5, 2015.

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

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the stock option grants, exercises, and forfeitures for the thirteen weeks ended May 5, 2015 (in thousands, except per share amounts):

		Weighted
		Average
	Stock	Exercise Price
	Options	Per Share
Outstanding, as of February 3, 2015	957	$23.86
Granted (a)	—	$—
Exercised (b)	(83)	$20.02
Forfeited	(4)	$19.00
Outstanding, as of May 5, 2015 (c)	870	$24.25
Exercisable, as of May 5, 2015 (d)	397	$20.63

(a)	The Company issued no stock options in the thirteen weeks ended May 5, 2015.

(b)

The aggregate intrinsic value of stock options exercised during the thirteen weeks ended May 5, 2015 was $3.7 million. The weighted average market price of shares exercised during the thirteen weeks ended May 5, 2015 was $64.56.

(c)

Stock options outstanding as of May 5, 2015 have a weighted average remaining contractual term of 6.88 years and an aggregate intrinsic value of $29.0 million based on the market value of the Company’s common stock on May 5, 2015.

(d)

Stock options exercisable as of May 5, 2015 have a weighted average remaining contractual term of 6.67 years and an aggregate intrinsic value of $14.7 million based on the market value of the Company’s common stock on May 5, 2015.

Future vesting dates on the stock options range from August 13, 2015 to September 2, 2018, and expiration dates range from November 17, 2021 to September 2, 2024 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of May 5, 2015 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of May 5, 2015 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Time Based
$19.00 - $29.26	361	6.58	$19.55	158	6.56	$19.23
$36.84 - $57.05	142	8.67	$46.48	24	8.27	$40.21
Market Based
$19.00 - $29.26	350	6.40	$19.45	211	6.55	$19.09
$36.84 - $57.05	17	7.98	$36.84	4	7.98	$36.84

The Company accounts for employee stock options under the fair value method of accounting using a Black Scholes methodology to measure time-based option fair value at the date of grant and a Monte Carlo Simulation approach to measure market-based option fair value at the date of grant. The fair value of the stock options at the date of grant is recognized as expense over the vesting term, which represents the requisite service period.

For the thirteen weeks ended May 5, 2015, the Company recognized $0.6 million of compensation expense associated with stock option awards in general and administrative expenses in the consolidated statement of operations compared to $0.8 million for the thirteen weeks ended April 29, 2014. The Company did not capitalize any equity-based compensation costs related to stock options during the thirteen weeks ended May 5, 2015 and April 29, 2014.

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

As of May 5, 2015, the Company estimates that a total of approximately $4.4 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 2.14 years for unvested stock option awards issued and outstanding.

Restricted Stock—The Company grants restricted stock to certain employees and to non-employee independent directors. A portion of the restricted stock granted to the Company’s employees is subject to time-based vesting schedules, while the remaining portion of the restricted stock is subject to market-based vesting schedules, with such vesting based on specified stock price targets.

The following table summarizes the restricted stock grants, vesting, and forfeitures for the thirteen weeks ended May 5, 2015 (in thousands, except per share amounts):

		Weighted
		Average
	Restricted	Fair
	Shares	Value
Outstanding, as of February 3, 2015	350	$35.81
Granted (a)	4	$58.77
Vested (b)	(2)	$36.88
Forfeited	(3)	$41.45
Unvested, as of May 5, 2015	349	$36.03

(a)	The total grant-date fair value of restricted stock awards granted during the thirteen weeks ended May 5, 2015 was $0.2 million.

(b)	The total fair value of awards vested during the thirteen weeks ended May 5, 2015 was $0.1 million.

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

For the thirteen weeks ended May 5, 2015, the Company recognized $1.5 million of compensation expense associated with restricted stock awards in general and administrative expenses in the condensed consolidated statement of operations compared to $0.6 million for the thirteen weeks ended April 29, 2014. The Company did not capitalize any equity-based compensation costs related to restricted stock awards during the thirteen weeks ended May 5, 2015 and April 29, 2014.

As of May 5, 2015, the Company estimates that a total of approximately $7.9 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 1.98 years for unvested restricted stock awards.

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

In this report, we refer to earnings before interest, taxes, depreciation and amortization and other adjustments (such as goodwill impairment charges, loss on store closings and acquisition expenses), or “Adjusted EBITDA.” Adjusted EBITDA is not a performance measure under accounting principles generally accepted in the United States, or “U.S. GAAP.” See “Adjusted EBITDA to Net Income Reconciliation” on page 21 and 22 for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Tuesday closest to January 31. Each fiscal year is described by the period of the calendar year that comprises the majority of the fiscal year period. For example, the fiscal year ending February 2, 2016 is described as “fiscal 2015.” Fiscal 2015 contains 52 weeks.

Executive Summary

Key results for the thirteen weeks ended May 5, 2015 include:

•

Net sales increased $229.1 million, or 68.7%, to $562.6 million for the thirteen weeks ended May 5, 2015, compared to $333.5 million for the comparable prior year period primarily as the result of an increase in the number of stores we operated and an increase in comparable-store sales. Comparable-store sales increased 1.3% during the thirteen weeks ended May 5, 2015.

•

Income from operations for the thirteen weeks ended May 5, 2015 was $18.8 million. Excluding $10.2 million of acquisition-related expenses, enterprise resource planning (“ERP”) system implementation costs, and secondary offering costs, adjusted income from operations was $29.0 million, and adjusted operating margin during the thirteen weeks ended May 5, 2015 decreased 80 basis-points from 6.0% during the thirteen weeks ended April 29, 2014 to 5.2% during the thirteen weeks ended May 5, 2015. This operating margin decrease on an adjusted basis (excluding acquisition-related, ERP system implementation costs and secondary offering costs) is comprised of a 50 basis-point increase from general and administrative expense leverage, offset by a 40 basis-point decline in gross margin, a 80 basis-point decrease from sales and marketing expense deleverage, and 10 basis-points of combined operating margin declines in other areas. Acquisition-related costs for purposes of management’s discussion and analysis, which are included in the results of operations, consist of the acquisition-related costs as defined under U.S. GAAP, including advisory, legal, accounting, valuation, and other professional or consulting fees and, in addition, costs of integrating store and warehouse operations and corporate functions. ERP system implementation costs, which are included in the results of operations, consist primarily of training costs related to ERP system roll-out. (Adjusted income from operations is not a performance measure under U.S. GAAP. See “Reconciliation of Reported (U.S. GAAP) to Adjusted Statements of Operations Data” on page 23 for a reconciliation of net income as reported to adjusted net income.)

•

Adjusted EBITDA increased $16.0 million to $46.8 million for the thirteen weeks ended May 5, 2015, compared with $30.8 million for the comparable prior year period. Adjusted EBITDA as a percentage of net sales decreased to 8.3% during the thirteen weeks ended May 5, 2015, compared with 9.2% for the comparable prior year period. See “Adjusted EBITDA to Net Income Reconciliation” on page 21 and 22 for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

Results of Operations

The following table presents the consolidated historical financial operating data for our business for each period indicated (amounts in thousands). The historical results are not necessarily indicative of results to be expected for any future period.

	Thirteen Weeks Ended
	April 29,	% of	May 5,	% of
	2014	Sales	2015	Sales
Net sales	$333,502	100.0%	$562,554	100.0%
Costs of sales	212,652	63.8%	361,283	64.2%
Gross profit from retail operations	120,850	36.2%	201,271	35.8%
Franchise fees and royalty income	1,186	0.4%	1,115	0.2%
Total gross profit	122,036	36.6%	202,386	36.0%
Sales and marketing expenses	75,665	22.7%	131,896	23.5%
General and administrative expenses	30,686	9.2%	51,364	9.1%
Loss on store closings and impairment of store assets	258	0.1%	295	0.1%
Income from operations	15,427	4.6%	18,831	3.3%
Other expense, net	2,816	0.8%	10,253	1.8%
Income before income taxes	12,611	3.8%	8,578	1.5%
Income tax expense	4,891	1.5%	3,100	0.5%
Net income	$7,720	2.3%	$5,478	1.0%

Thirteen Weeks Ended May 5, 2015 Compared to Thirteen Weeks Ended April 29, 2014

Net sales.    Net sales are recognized upon delivery and acceptance of mattresses and bedding products by our customers and include fees collected for delivery services, and are recorded net of estimated returns and net of sales tax collected from customers and remitted to various taxing jurisdictions. Net sales increased $229.1 million, or 68.7%, to $562.6 million during the thirteen weeks ended May 5, 2015, compared to $333.5 million during the thirteen weeks ended April 29, 2014 primarily as a result of an increase in the number of stores we operated and an increase in comparable-store sales. The components of the net sales increase for the thirteen weeks ended May 5, 2015 as compared to the thirteen weeks ended April 29, 2014 were as follows (in millions):

Progression in Net Sales
Thirteen Weeks Ended May 5, 2015
Net sales for prior year period	$333.5
Increase (decrease) in net sales:
Comparable-store sales	4.0
New stores	58.0
Acquired stores	169.5
Closed stores	(2.4)
Increase in net sales, net	229.1
Net sales for current year period	$562.6
% increase	68.7%

Comparable-store net sales increased 1.3%, which was primarily the result of an increase in average ticket for mattress sales offset by a decrease in mattress units sold. The increase in our net sales from new stores was the result of 254 new stores opened at various times during the fifty-three week period ended May 5, 2015, including 78 stores opened during the thirteen week period ended May 5, 2015, prior to their inclusion in the comparable-store sales calculation which begins with the thirteenth full fiscal period of operations. The increase in net sales from acquired stores was the result of the acquisitions of 67 stores formerly operated by Mattress Liquidators in June 2014, 15 stores formerly operated by Best Mattress in September 2014, 131 stores formerly operated by Back to Bed in September 2014, 314 Sleep Train stores in October 2014, 45 stores formerly operated by Sleep America in January 2015 and four stores formerly operated by Mattress World in January 2015. We closed 32 stores during the fifty-three week period ended May 5, 2015, including nine stores during the thirteen week period ended May 5, 2015.

The components of net sales by major category of product and services were as follows (in millions):

	Thirteen Weeks Ended
	April 29,	% of	May 5,	% of
	2014	Total	2015	Total
Conventional mattresses	$163.7	49.1%	$273.9	48.7%
Specialty mattresses	136.3	40.9%	234.5	41.7%
Furniture and accessories	27.0	8.1%	47.0	8.3%
Total product sales	327.0	98.1%	555.4	98.7%
Delivery service revenues	6.5	1.9%	7.2	1.3%
Total net sales	$333.5	100.0%	$562.6	100.0%

The activity with respect to the number of company-operated store units was as follows:

Thirteen Weeks Ended May 5, 2015
Store units, beginning of period	2,094
New stores	78
Closed stores	(9)
Store units, end of period	2,163

Cost of sales.    Cost of sales consists of the following:

•	Costs associated with purchasing and delivering our products to our stores and customers, net of vendor incentives earned on the purchase of products subsequently sold;
•	Physical inventory losses;
•	Store and warehouse occupancy and depreciation expense of related facilities and equipment;
•	Store and warehouse operating costs, including warehouse (i) labor costs, (ii) utilities, (iii) repairs and maintenance, (iv) supplies and (v) store facilities; and
•	Estimated costs to provide for customer returns and exchanges and to service customer warranty claims.

Cost of sales increased $148.7 million, or 69.9%, to $361.3 million during the thirteen weeks ended May 5, 2015, compared to $212.6 million during the thirteen weeks ended April 29, 2014. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales increased to 64.2% during the thirteen weeks ended May 5, 2015, as compared to 63.8% for the comparable prior year period.

Product costs increased by $87.2 million, or 69.3%, to $213.1 million during the thirteen weeks ended May 5, 2015, compared with $125.9 million during the thirteen weeks ended April 29, 2014. The increase in the amount of product costs is primarily the result of the corresponding increase in net sales. Product costs as a percentage of net sales increased to 37.9% during the thirteen weeks ended May 5, 2015 from 37.8% during the thirteen weeks ended April 29, 2014.

Store and warehouse occupancy costs, consisting primarily of lease related costs of rented facilities, increased $38.0 million, or 76.0%, to $87.9 million during the thirteen weeks ended May 5, 2015, compared to $49.9 million for the corresponding prior year period. The increase in the amount of store and warehouse occupancy costs during the thirteen weeks ended May 5, 2015 was mainly attributable to the increase in the number of stores we operated and the warehouse operations in a number of new markets opened or acquired. Store and warehouse occupancy costs as a percentage of net sales increased to 15.6% during the thirteen weeks ended May 5, 2015, compared to 15.0% during the thirteen weeks ended April 29, 2014. The increase in store and warehouse occupancy costs as a percentage of net sales during the thirteen weeks ended May 5, 2015 was mostly attributable to our entrance into new markets that resulted in less scale and cost leverage relative to established markets, partially offset by leverage generated from comparable-store sales growth in our established markets.

Depreciation expense related to leasehold improvements and other fixed assets used in stores and warehouse operations increased $4.5 million, or 59.8%, to $12.0 million, during the thirteen weeks ended May 5, 2015, compared to $7.5 million during the thirteen weeks ended April 29, 2014. The increase in expense was primarily attributable to the increase in the number of stores we operated during the thirteen weeks ended May 5, 2015, as compared with the comparable prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $18.9 million, or 64.8%, to $48.2 million during the thirteen weeks ended May 5, 2015, compared to $29.3 million during the thirteen weeks ended April 29, 2014, primarily as a result of the increase in net sales and in the increased number of stores we operated during the thirteen weeks ended May 5, 2015, as compared with the corresponding prior year period.

Gross profit from retail operations.  As a result of the above, gross profit from retail operations increased $80.5 million, or 66.5%, to $201.3 million during the thirteen weeks ended May 5, 2015, compared with $120.8 million during the thirteen weeks ended April 29, 2014. Gross profit from retail operations as a percentage of net sales decreased to 35.8% during the thirteen weeks ended May 5, 2015, as compared to 36.2% during the thirteen weeks ended April 29, 2014, for the reasons discussed above.

Franchise fees and royalty income.  Franchise fees and royalty income  represents initial franchise fees earned upon the opening of new franchisee stores and ongoing royalties based on a percentage of gross franchisee sales.    Franchise fees and royalty income decreased $0.1 million, or 6.0%, to $1.1 million during the thirteen weeks ended May 5, 2015, compared to $1.2 million during the thirteen weeks ended April 29, 2014. Our franchisees operated 116 stores at May 5, 2015.

Sales and marketing expenses.    Sales and marketing expenses  consist of the following:

•	Advertising and media production;
•	Payroll and benefits for sales associates; and
•	Merchant service fees for customer credit and debit card payments, check guarantee fees and promotional financing expense.

Sales and marketing expenses increased $56.2 million, or 74.3%, to $131.9 million during the thirteen weeks ended May 5, 2015, compared to $75.7 million during the thirteen weeks ended April 29, 2014. Sales and marketing expenses as a percentage of net sales increased to 23.5% during the thirteen weeks ended May 5, 2015, compared to 22.7% during the thirteen weeks ended April 29, 2014. The components of sales and marketing expenses are explained below.

Advertising expense increased $17.4 million, or 71.1%, to $41.9 million during the thirteen weeks ended May 5, 2015, from $24.5 million during the thirteen weeks ended April 29, 2014.  The increase in the amount of advertising spend was a result of our expansion into new markets from acquisitions and new store additions. Advertising expense as a percentage of net sales increased to 7.4% during the thirteen weeks ended May 5, 2015, compared to 7.3% during the thirteen weeks ended April 29, 2014. We receive funds from time to time from certain vendors for the advertisement of their products, and we recognize these funds as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $3.4 million during the thirteen weeks ended May 5, 2015, compared with $2.9 million during the thirteen weeks ended April 29, 2014.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, but also including costs incurred to accept payments from our customers, such as credit card and third party finance fees, increased $38.9 million, or 75.9%, to $90.0 million during the thirteen weeks ended May 5, 2015, compared to $51.1 million during the thirteen weeks ended April 29, 2014, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales increased to 16.0% during the thirteen weeks ended May 5, 2015, compared to 15.3% during the thirteen weeks ended April 29, 2014.

General and administrative expenses.  General and administrative expenses  consist of the following:

•	Payroll and benefit costs for corporate office and regional management employees;
•	Stock-based compensation costs;
•	Occupancy costs of corporate facilities;
•	Information systems hardware, software and maintenance;
•	Depreciation related to corporate assets;
•	Insurance; and
•	Other overhead costs.

General and administrative expenses increased $20.7 million, or 67.3%, to $51.4 million for the thirteen weeks ended May 5, 2015, compared to $30.7 million for the thirteen weeks ended April 29, 2014. The increase in general and administrative expenses was primarily a result of our growth, including a $9.4 million increase in wages, benefits and stock-based compensation resulting from employee additions to our corporate office, a $6.2 million increase in acquisition-related costs, a $1.4 million increase in depreciation and amortization expense related to our recent acquisitions and a $3.7 million increase in various other general and administrative expense categories. General and administrative expenses as a percentage of net sales decreased to 9.1% during the thirteen weeks ended May 5, 2015, compared to 9.2% for the comparable prior year period. General and administrative expenses for the thirteen weeks ended May 5, 2015 and April 29, 2014 included $10.2 million and $4.6 million, respectively, of primarily acquisition-related costs and ERP implementation training costs. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

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

Loss on store closings and impairment of store assets remained flat at $0.3 million during both the thirteen weeks ended May 5, 2015 and April 29, 2014.

Other expense, net.    Other expense, net includes interest income, interest expense and loss on early debt extinguishments. Interest expense includes interest on outstanding debt, amortization of debt discounts, and amortization of financing costs.    Other expense, net, for both periods consisted primarily of interest expense.  Interest expense, net increased $7.5 million to $10.3 million for the thirteen weeks ended May 5, 2015, compared to $2.8 million for the thirteen weeks ended April 29, 2014 primarily as a result of an increase in term and revolver borrowings to fund the recent acquisitions as compared to the prior year period.

Income tax expense.  We recognized $3.1 million of income tax expense during the thirteen weeks ended May 5, 2015, compared to $4.9 million of income tax expense during the thirteen weeks ended April 29, 2014. The effective tax rate was 36.1% during the thirteen weeks ended May 5, 2015 and 38.8% during the thirteen weeks ended April 29, 2014. The effective tax rate of 36.1% for the current period differs from the federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the release of $0.4 million in liabilities for unrecognized tax benefits as a result of settling an audit.

Our estimated full year effective tax rate for Fiscal 2015 is 38.7%, which is above the federal statutory rate of 35.0% primarily due to state income taxes.

Net income.  As a result of the above, net income was $5.5 million during the thirteen weeks ended May 5, 2015 compared to $7.7 million during the thirteen weeks ended April 29, 2014.

Off-Balance Sheet Arrangements

Except for a guarantee of approximately $0.6 million that we have provided with respect to one real estate lease of a franchisee, we do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K), other than the operating leases and operating contracts disclosed in the Contractual Obligations and Commitments table included in the Fiscal 2014 Annual Report, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

The following table summarizes the principal elements of our cash flows (in thousands):

	Thirteen Weeks Ended
	April 29,	May 5,
	2014	2015
Total cash provided by (used in):
Operating activities	$7,128	$29,798
Investing activities	(96,684)	(34,242)
Financing activities	78,328	1,929
Net decrease in cash and cash equivalents	(11,228)	(2,515)
Cash and cash equivalents, beginning of period	22,878	13,475
Cash and cash equivalents, end of period	$11,650	$10,960

Operating cash flows.  Net cash provided by operating activities was $29.8 million for the thirteen weeks ended May 5, 2015, compared to $7.1 million for the thirteen weeks ended April 29, 2014. The $22.7 million increase in cash flows from operating activities as compared to the prior year period was primarily due to changes in operating assets and liabilities related to normal fluctuations in the timing of cash collections and cash requirements which provided an additional $16.0 million in cash. Although net income decreased by $2.2 million from the thirteen weeks ended May 5, 2015 compared to the thirteen weeks ended April 29, 2014, the add-back of non-cash charges such as depreciation expense resulted in an additional $8.9 million increase resulting in a net increase to cash of $6.7 million.

Investing cash flows.  Net cash used in investing activities was $34.2 million for the thirteen weeks ended May 5, 2015, compared to net cash used of $96.7 million for the thirteen weeks ended April 29, 2014. The $62.5 million decrease was primarily due to a $77.5 million decrease in cash used for acquisitions during the thirteen weeks ended May 5, 2015,    offset by an increase in capital expenditures of $15.0 million primarily due to the rebranding of recently acquired stores and new store openings. We opened 78 new stores during the thirteen weeks ended May 5, 2015, compared to 56 new stores in the thirteen weeks ended April 29, 2014.

Financing cash flows.  Net cash provided by financing activities was $1.9 million for the thirteen weeks ended May 5, 2015, compared to net cash provided of $78.3 million for the thirteen weeks ended April 29, 2014. The $76.4 million decrease in cash provided by financing activities was primarily the result of net decreased borrowings of $78.1 million which were used to finance acquisitions in the prior year period, an increase of $1.1 million of cash provided by the exercise of common stock options, and a $0.6 million increase of cash provided by the excess tax benefits associated with stock-based awards.

Covenant Compliance

The 2014 Senior Credit Facility requires us to comply on a quarterly basis with one financial covenant, which is a minimum fixed charge coverage ratio. This financial covenant is measured using, among other things, Adjusted EBITDA of MHC and its subsidiaries, as adjusted to include pro forma results of new stores.

At May 5, 2015, there were $53.0 million in outstanding revolver borrowings under the 2014 Senior Credit Facility. There were standby letters of credit outstanding in the amount of $4.2 million and additional borrowing capacity of $43.6 million.

For more information about the restrictive covenants imposed on us by the 2014 Senior Credit Facility, please see “Risk Factors” in the Fiscal 2014 Annual Report.

We were in compliance with the sole financial covenant required under the 2014 Senior Credit Facility as of May 5, 2015. We believe that we will be able to maintain compliance with the covenant required under our debt facilities for the next twelve months without amending the credit facility or requesting waivers from the lenders that are party to the agreement.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplemental measure. The following table contains a reconciliation of our net income determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	Thirteen Weeks Ended
	April 29,	May 5,
	2014	2015
Net income	$7,720	$5,478
Income tax expense	4,891	3,100
Interest expense, net	2,816	10,253
Depreciation and amortization	8,692	13,994
Intangible assets and other amortization	763	1,337
EBITDA	24,882	34,162
Loss on store closings and impairment of store assets	258	295
Stock-based compensation	1,358	1,830
Secondary offering costs	—	311
Vendor new store funds(a)	(97)	388
Acquisition-related expenses(b)	2,564	9,174
Other(c)	1,786	619
Adjusted EBITDA	$30,751	$46,779

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

(c)

Consists of various items that management excludes in reviewing the results of operations, including $0.7 million and $1.3 million of ERP system implementation costs incurred during the thirteen weeks ended May 5, 2015 and April 29, 2014, respectively.

Reconciliation of Reported (U.S. GAAP) to Adjusted Statements of Operations Data

(In thousands, except share and per share amounts)

The following table provides a reconciliation of our “As Adjusted” statements of operations data for the thirteen weeks ended April 29, 2014 and May 5, 2015 with the most directly comparable financial measures in our “As Reported”, or U.S. GAAP, statements of operations data. Our “As Adjusted” data is considered a non-U.S. GAAP financial measure and is not in accordance with, or preferable to, “As Reported,” or U.S. GAAP, financial data. However, we are providing this information as we believe it may enhance year-over-year comparisons for investors and financial analysts

	Thirteen Weeks Ended
	April 29, 2014					May 5, 2015
	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*
As Reported	$15,427	$12,611	$7,720	34,393,433	$0.22	$18,831	$8,578	$5,478	35,583,859	$0.15
% of sales	4.6%	3.8%	2.3%			3.3%	1.5%	1.0%
Acquisition-related costs (1)	3,010	3,010	1,845		0.05	9,174	9,174	5,639		0.16
ERP system implementation costs (2)	1,351	1,351	828		0.02	666	666	409		0.01
Other (3)	197	197	121		0.00	311	311	311		0.01
Total adjustments	4,558	4,558	2,794	—	0.08	10,151	10,151	6,359	—	0.18
As Adjusted	$19,985	$17,169	$10,514	34,393,433	$0.31	$28,982	$18,729	$11,837	35,583,859	$0.33
% of sales	6.0%	5.1%	3.2%			5.2%	3.3%	2.1%

*Due to rounding to the nearest cent, totals may not equal the sum of the lines in the table above.

(1)    Acquisition-related costs, which are included in the “As Reported” results of operations, consist of acquisition-related costs as defined under U.S. GAAP, including advisory, legal, accounting, valuation, and other professional or consulting fees and, in addition, costs of integrating store and warehouse operations and corporate functions that are not expected to recur as acquisitions are absorbed. On March 3, 2014, we acquired the assets and operations of Yotes, Inc., including 34 mattress specialty retail stores. On March 3, 2014, we acquired the Virginia assets and operations of Southern Max LLC, including 3 mattress specialty retail stores. On April 3, 2014, we acquired the outstanding partnership interests in Sleep Experts Partners, L.P., including 55 mattress specialty retail stores. On June 4, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Mattress Liquidators, Inc., including 67 mattress specialty retail stores, which operated Mattress King retail stores in Colorado and BedMart retail stores in Arizona. On September 8, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Best Mattress Co., Inc., related to the operation of 15 mattress specialty retail stores under the brand Mattress Discounters in Pennsylvania. On September 30, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Back to Bed Inc., M World Mattress LLC, MCStores LLC and TBE Orlando LLC, related to the operation of 131 mattress specialty retail stores under the brands Back to Bed and Bedding Experts in the Chicago metropolitan area and Mattress Barn in the Orlando metropolitan area. On October 20, 2014, we acquired 100% of the outstanding equity interests in The Sleep Train, Inc., related to the operation of 314 mattress specialty retail stores in California, Oregon, Washington, Nevada, Idaho and Hawaii. On January 6, 2015, we acquired substantially all of the mattress specialty retail assets and operations of Sleep America LLC, which operated approximately 45 Sleep America retail stores in Arizona. On January 13, 2015 we acquired substantially all of the mattress specialty retail assets and operations of Mattress World, Inc., related to the operation of 4 mattress specialty retail stores under the brand Mattress World in Pennsylvania. Acquisition-related costs, consisting of direct transaction costs and integration costs, are included in the results of operations as incurred. We incurred approximately $9.2 million and $3.0 million of acquisition-related costs during the thirteen weeks ended May 5, 2015 and April 29, 2014, respectively.

(2)     Reflects implementation costs included in the results of operations as incurred, consisting primarily of training-related costs, related to the roll-out of the Microsoft Dynamics AX for Retail ERP system. During the thirteen weeks ended May 5, 2015 and April 29, 2014, we incurred approximately $0.7 million and $1.4 million, respectively, of ERP system implementation costs which includes none and $0.1 million, respectively, of accelerated depreciation expense on our legacy ERP system.

(3)     Reflects $0.2 million of expensed legal fees relating to our February 2014 debt amendment and extension recorded in the thirteen weeks ended April 29, 2014 and $0.3 million of costs borne by us in connection with a secondary offering of common stock by certain of our selling shareholders which was completed in the thirteen weeks ended May 5, 2015. No offering proceeds were received by the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the interest rate risk and inflation risk discussed in “— Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the Fiscal 2014 Annual Report.

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

Changes in Internal Control

During the thirteen weeks ended May 5, 2015, there were no changes in the Company’s internal controls over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

We acquired The Sleep Train, Inc. on October 20, 2014 and management excluded it from our assessment of the effectiveness of our internal control over financial reporting as of May 5, 2015.  As permitted by the guidelines established by the SEC, companies are allowed to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.  Accordingly, management’s assessment of the effectiveness of the Company’s internal control over financial reporting excluded Sleep Train, which was acquired by the Company on October 20, 2014.

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  Even though management did not perform the evaluation of Sleep Train’s internal control over financial reporting, we became aware of the following material weakness as of the year ended February 3, 2015:

•

Sleep Train’s general information technology (“IT”) controls (“GITCs”) are ineffective, in large part, because access to Sleep Train’s various IT systems are not properly restricted to appropriate personnel, including administrative access rights.  Further, controls are not in place to assess the completeness and accuracy of system reports given the lack of effective GITCs.

In fiscal year 2015, the Company will include Sleep Train in its evaluation of internal control over financial reporting. During the thirteen weeks ended May 5, 2015, the Company has started several key projects to address the material weakness, included restructuring the database security for Sleep Train’s ERP system, planning the relocation of the Sleep Train data center to the location housing the Mattress Firm systems, and starting the implementation of the GITCs used by Mattress Firm for all of Sleep Train’s systems.  Documentation of these new processes will begin in the second quarter of fiscal 2015.

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

MATTRESS FIRM HOLDING CORP.

Date: June 10, 2015	By:	/s/ R. Stephen Stagner
R. Stephen Stagner
Chief Executive Officer (principal executive officer)

Date: June 10, 2015	By:	/s/ Alex Weiss
Alex Weiss
Chief Financial Officer (principal financial officer)

Date: June 10, 2015	By:	/s/ Cathy Hauslein
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