Form 10-Q
period 2015-08-04
MATTRESS FIRM HOLDING CORP.
filed 2015-09-11
CIK 1419852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 4, 2015

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

As of September 10, 2015, 35,216,283 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

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

MATTRESS FIRM HOLDING CORP.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(unaudited)

	February 3,	August 4,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$13,475	$10,637
Accounts receivable, net	51,193	54,604
Inventories	163,518	159,074
Deferred income tax asset	8,882	8,890
Prepaid expenses and other current assets	43,019	48,970
Total current assets	280,087	282,175
Property and equipment, net	267,602	296,847
Intangible assets, net	215,953	214,705
Goodwill	821,349	823,565
Debt issue costs and other, net	24,033	24,208
Total assets	$1,609,024	$1,641,500
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$9,947	$10,150
Accounts payable	149,612	154,856
Accrued liabilities	98,250	108,496
Customer deposits	19,398	26,062
Total current liabilities	277,207	299,564
Long-term debt, net of current maturities	760,091	704,875
Deferred income tax liability	41,455	41,434
Other noncurrent liabilities	94,788	125,763
Total liabilities	1,173,541	1,171,636

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.01 par value; 120,000,000 shares authorized; 35,134,187 and 35,101,632 shares issued and outstanding at February 3, 2015; and 35,227,677 and 35,194,372 shares issued and outstanding at August 4, 2015, respectively	351	352
Additional paid-in capital	435,882	442,903
Accumulated (deficit) retained earnings	(750)	26,609
Total stockholders’ equity	435,483	469,864
Total liabilities and stockholders’ equity	$1,609,024	$1,641,500

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	August 4,	July 29,	August 4,
	2014	2015	2014	2015

Net sales	$409,951	$661,064	$743,453	$1,223,618
Cost of sales	246,547	403,557	459,199	764,840
Gross profit from retail operations	163,404	257,507	284,254	458,778
Franchise fees and royalty income	1,092	1,285	2,278	2,400
Total gross profit	164,496	258,792	286,532	461,178
Operating expenses:
Sales and marketing expenses	99,998	169,121	175,663	301,017
General and administrative expenses	36,888	42,893	67,574	94,257
Loss on store closings and impairment of store assets	648	1,173	906	1,468
Total operating expenses	137,534	213,187	244,143	396,742
Income from operations	26,962	45,605	42,389	64,436
Other expense:
Interest expense, net	3,469	10,046	6,285	20,299
Income before income taxes	23,493	35,559	36,104	44,137
Income tax expense	9,194	13,678	14,085	16,778
Net income	$14,299	$21,881	$22,019	$27,359

Basic net income per common share	$0.42	$0.62	$0.65	$0.78
Diluted net income per common share	$0.41	$0.61	$0.64	$0.77

Basic weighted average shares outstanding	34,135,060	35,188,368	34,081,500	35,167,565
Diluted weighted average shares outstanding	34,523,620	35,600,295	34,464,038	35,584,024

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Twenty-Six Weeks Ended
	July 29,	August 4,
	2014	2015
Cash flows from operating activities:
Net income	$22,019	$27,359
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	18,201	28,746
Loan fee and other amortization	2,239	3,797
Deferred income tax expense	1,711	3,766
Stock-based compensation	2,556	4,352
Loss on store closings and impairment of store assets	906	1,468
Construction allowances from landlords	2,988	5,913
Excess tax benefits associated with stock-based awards	(761)	(915)
Effects of changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(14,136)	(3,515)
Inventories	(14,784)	4,400
Prepaid expenses and other current assets	(9,497)	(5,952)
Other assets	(1,730)	(2,307)
Accounts payable	19,473	11,310
Accrued liabilities	24,557	9,455
Customer deposits	4,943	6,664
Other noncurrent liabilities	(416)	24,614
Net cash provided by operating activities	58,269	119,155
Cash flows from investing activities:
Purchases of property and equipment	(34,658)	(68,480)
Business acquisitions, net of cash acquired	(106,908)	119
Net cash used in investing activities	(141,566)	(68,361)
Cash flows from financing activities:
Proceeds from issuance of debt	169,000	58,000
Principal payments of debt	(93,268)	(114,302)
Proceeds from exercise of common stock options	2,069	1,755
Excess tax benefits associated with stock-based awards	761	915
Net cash provided by (used by) financing activities	78,562	(53,632)
Net decrease in cash and cash equivalents	(4,735)	(2,838)
Cash and cash equivalents, beginning of period	22,878	13,475
Cash and cash equivalents, end of period	$18,143	$10,637
Cash paid for:
Interest	$6,620	$20,070
Income taxes	$2,175	$6,038
Supplemental disclosure of noncash investing activity:
Capital expenditures included in accounts payable and accruals at end of period	$5,929	$6,933

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”), and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of August 4, 2015, and the results of operations and cash flows for the periods presented. The Company’s historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

The Company acquired The Sleep Train, Inc. (“Sleep Train”) in October 2014, and Sleep Train’s legacy system utilizes the First-In, First-Out cost flow method (“FIFO”) of inventory costing. As a result, Sleep Train inventory of $45.2 million and $45.5 million as of August 4, 2015 and February 3, 2015, respectively, is valued at FIFO. The Company, as a whole, uses the Weighted Average costing method for inventory. The Company determined the difference between Weighted Average and FIFO costs is not material at August 4, 2015 and February 3, 2015, therefore the carrying value of all inventory is essentially at Weighted Average. Steps are in process to convert Sleep Train’s legacy inventory system to Company’s current ERP system; however this will likely not be complete until early in fiscal 2016. The Company will continue to confirm that the carrying value of the FIFO inventory and the Weighted Average inventory is not materially different.

2. Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This ASU is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period. The Company is currently

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

evaluating the guidance to determine the Company's adoption method and the effect it will have on the Company's Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest- Imputation of Interest- Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU is effective on a retrospective basis for annual reporting periods beginning after December 15, 2015, however early adoption is permitted. The Company will apply this ASU on a retrospective basis beginning in 2016. The adoption of this ASU is not expected to have an effect on the Company's Condensed Consolidated Statements of Income or Cash Flows; however, the unamortized balance of debt issuance costs will be reclassified from other long-term assets to an offset against long-term debt on the Condensed Consolidated Balance Sheets.

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

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Assets requiring recurring or non-recurring fair value measurements consisted of the following (in thousands):

	Net Book
	Value as of
	February 3,	Fair Value Measurements			Fiscal 2014
	2015	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan	$1,247	$—	$1,247	$—	$—
Property and equipment requiring impairment review	$702	$—	$—	$702	$937

	Net Book
	Value as of
	August 4,	Fair Value Measurements			Fiscal 2015
	2015	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan	$1,646	$—	$1,646	$—	$—
Property and equipment requiring impairment review	$602	$—	$—	$602	$735
2014 Senior Credit Facility term loans (Note 4)	$708,194	$—	$721,746	$—	$—

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

Impairment testing performed as of August 4, 2015

		Unobservable
Valuation Technique	Significant Unobservable Inputs	Input Range
Property and Equipment Impairment Testing
Income approach	WACC(1)	13.5%

(1)	Weighted Average Cost of Capital

The fair value of the 2014 Senior Credit Facility term loans was estimated based on the ask and bid prices quoted from an external source.

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

4. Notes Payable and Long-term Debt

Notes payable and long-term debt consists of the following (in thousands):

	February 3,	August 4,
	2015	2015
2014 Senior Credit Facility - term loans	$718,200	$714,600
2014 Senior Credit Facility - term loans discount	(6,823)	(6,406)
2014 Senior Credit Facility - revolver borrowings	50,000	—
Equipment financing and other notes payable	8,661	6,831
Total long-term debt	770,038	715,025
Current maturities of long-term debt	9,947	10,150
Long-term debt, net of current maturities	$760,091	$704,875

2014 Senior Credit Facility— Effective October 20, 2014, Mattress Holding Corp. (“MHC”), a Delaware corporation and indirect subsidiary of Mattress Firm Holding Corp., entered into a $125 million asset-backed loan credit agreement dated October 20, 2014, among MHC, as borrower, Mattress Holdco, Inc., the lenders party thereto, and Barclays Bank PLC, as administrative agent, collateral agent and issuer (the “ABL Credit Agreement”).

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

The ABL Credit Agreement requires compliance with one financial covenant. The Company cannot permit its fixed charge coverage ratio to fall below 1.0. The ABL Credit Agreement generally defines the fixed charge coverage ratio as the ratio of (a) adjusted EBITDA, less capital expenditures, less all taxes paid or payable in cash by the borrower and guarantors to (b) the sum of fixed charges, in each case, determined as of the most recently ended fiscal quarter. As of August 4, 2015, the fixed charge coverage ratio was 2.71 to 1.0. The ABL Credit Agreement also contains customary representations, warranties and affirmative and negative covenants.

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

There were no outstanding ABL Credit Agreement borrowings at August 4, 2015. Outstanding letters of credit on the revolving facility were $4.2 million at August 4, 2015, resulting in $90.4 million of availability for revolving borrowings.

Effective October 20, 2014, MHC entered into a $720 million term loan credit agreement dated October 20, 2014, among MHC, as borrower, Mattress Holdco, Inc., the lenders party thereto, and Barclays Bank PLC, as administrative agent and collateral agent (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement and the ABL Credit Agreement are collectively referred to as the “2014 Senior Credit Facility”.

Term loans in the aggregate principal amount of $720 million were issued under the Term Loan Credit Agreement on October 20, 2014. The maturity date under the Term Loan Credit Agreement is October 20, 2021. Loans under the Term Loan Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate, varying from 4.00% to 4.25% or base rate,  varying from 3.00% to 3.25%, in each case determined based upon the Company’s total net leverage ratio. The weighted average interest rate applicable to outstanding borrowings under the Term Loan Credit Agreement was 5.00% as of August 4, 2015.

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

Equipment Financing and Other Short-Term Notes Payable—A subsidiary of the Company has an outstanding note payable related to the purchase of mattress specialty retail stores formerly operated by Mattress Liquidators, in the aggregate principal amount of $1.6 million that bears interest at 6.00% with quarterly principal and interest payments through fiscal 2016.

A subsidiary of the Company has financed property and casualty insurance premiums in the amount of $0.7 million payable in fiscal 2015.

In conjunction with the acquisition of The Sleep Train, Inc., the Company assumed notes payable in the aggregate principal amount of $4.2 million that primarily bear interest at 2.97% with monthly principal and interest payments through fiscal 2027.

A subsidiary of the Company has an outstanding note payable related to the purchase of mattress specialty retail stores formerly operated by Best Mattress Co., Inc., in the aggregate principal amount of $0.3 million that bears interest at 6.00% with quarterly principal and interest payments through fiscal 2016.

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

The Company recognized $16.8 million of income tax expense for the twenty-six weeks ended August 4, 2015, compared to $14.1 million of income tax expense for the twenty-six weeks ended July 29, 2014. The effective tax rate was 38.0% for the twenty-six weeks ended August 4, 2015, compared to 39.0% for the twenty-six weeks ended July 29, 2014. The effective tax rate of 38.0% for the current period differs from the federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the release of $0.4 million in liabilities for unrecognized tax benefits as a result of settling an audit.

The Company and its subsidiaries are included in a consolidated income tax return in the U.S. federal jurisdiction and some states, and file separate income tax returns in several other states. As of August 4, 2015, the federal return is open to audit for tax years after 2012 and some state jurisdictions are open for tax years after 2009.

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

The Company had established a cumulative liability for unrecognized tax benefits and related interest of $0.4 million which was fully released as of May 5, 2015 upon the settlement of an audit with the Internal Revenue Service. The Company does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next twelve months.

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

The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per share calculations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	August 4,	July 29,	August 4,
	2014	2015	2014	2015
Basic weighted average shares outstanding	34,135,060	35,188,368	34,081,500	35,167,565
Effect of dilutive securities:
Stock options	321,740	319,819	321,054	332,038
Restricted shares	66,820	92,108	61,484	84,421
Diluted weighted average shares outstanding	34,523,620	35,600,295	34,464,038	35,584,024

Diluted net income per common share for the thirteen and twenty-six weeks ended August 4, 2015, excludes stock options for the purchase of 49,631 shares of common stock as their inclusion would be anti-dilutive. Diluted net income per common share for the thirteen and twenty-six weeks ended July 29, 2014, excludes stock options for the purchase of 117,337 and 120,837 shares of common stock, respectively, as their inclusion would be anti-dilutive.

Certain stock option and restricted stock awards contain vesting conditions based on specified stock price targets for the Company’s common stock as measured at each of the annual vesting dates (“market-based awards”). The Company

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

includes such market-based awards in the determination of dilutive weighted average shares outstanding under the treasury stock method when, as of the date of determination, the specified stock price targets are met and the common stock shares pursuant to those awards become contingently issuable. Accordingly, the determination of diluted weighted average shares outstanding excludes, as of the date of determination, stock options for the purchase of 15,388 shares of common stock for the thirteen and twenty-six weeks ended August 4, 2015 and 13,276 shares of common stock for the thirteen and twenty-six weeks ended July 29, 2014, and excludes 136,832 shares of non-vested restricted stock for the thirteen and twenty-six weeks ended August 4, 2015, and excludes 48,990 shares of non-vested restricted stock for the thirteen and twenty-six weeks ended July 29, 2014.

7. Commitments and Contingencies

The Company conducts the majority of its operations from leased store and warehouse facilities pursuant to non-cancellable operating lease agreements with initial terms generally ranging from 1 to 15 years. Certain leases include renewal options generally ranging from one to five years and contain certain rent escalation clauses. Most leases require the Company to pay its proportionate share of the property tax, insurance and maintenance expenses of the property. Certain leases provide for contingent rentals based on sales volume; however, incremental rent expense resulting from such arrangements are accrued for those stores expected to surpass the sales threshold subject to their respective lease agreements.

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

8. Stock-Based Compensation

2011 Omnibus Incentive Plan—On November 3, 2011, the Company’s board of directors and shareholders adopted the Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan to provide for the grant of equity-based awards to Company employees, directors and other service providers. A total of 4,206,000 shares of the Company’s common stock were reserved for grants under the 2011 Omnibus Incentive Plan. There were 2,345,459 shares available for future grants under the stock incentive plan as of August 4, 2015.

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

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the stock option grants, exercises, and forfeitures for the twenty-six weeks ended August 4, 2015 (in thousands, except per share amounts):

		Weighted
		Average
	Stock	Exercise Price
	Options	Per Share
Outstanding, as of February 3, 2015	957	$23.86
Granted (a)	—	$—
Exercised (b)	(90)	$19.94
Forfeited	(8)	$43.63
Outstanding, as of August 4, 2015 (c)	859	$24.09
Exercisable, as of August 4, 2015 (d)	393	$20.65

(a)	The Company issued no stock options in the twenty-six weeks ended August 4, 2015.

(b)

The aggregate intrinsic value of stock options exercised during the twenty-six weeks ended August 4, 2015 was $4.0 million. The weighted average market price of shares exercised during the twenty-six weeks ended August 4, 2015 was $64.28.

(c)

Stock options outstanding as of August 4, 2015 have a weighted average remaining contractual term of 6.60 years and an aggregate intrinsic value of $32.4 million based on the market value of the Company’s common stock on August 4, 2015.

(d)

Stock options exercisable as of August 4, 2015 have a weighted average remaining contractual term of 6.40 years and an aggregate intrinsic value of $16.2 million based on the market value of the Company’s common stock on August 4, 2015.

Future vesting dates on the stock options range from August 13, 2015 to September 2, 2018, and expiration dates range from November 17, 2021 to September 2, 2024 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of August 4, 2015 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of August 4, 2015 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Time Based
$19.00 - $29.26	357	6.33	$19.56	154	6.31	$19.23
$36.84 - $57.05	136	8.32	$46.34	24	7.54	$40.21
Market Based
$19.00 - $29.26	349	6.15	$19.45	211	6.30	$19.09
$36.84 - $57.05	17	7.73	$36.84	4	7.73	$36.84

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

For the thirteen and twenty-six weeks ended August 4, 2015, the Company recognized $0.6 million and $1.2 million, respectively, of compensation expense associated with stock option awards in general and administrative expenses in the consolidated statement of operations compared to $0.4  million and $1.2 million, respectively, for the thirteen and twenty-six weeks ended July 29, 2014. The Company did not capitalize any equity-based compensation costs related to stock options during the thirteen and twenty-six weeks ended August 4, 2015 and July 29, 2014.

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

As of August 4, 2015, the Company estimates that a total of approximately $4.0 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 1.93 years for unvested stock option awards issued and outstanding.

Restricted Stock—The Company grants restricted stock to certain employees and to non-employee independent directors. A portion of the restricted stock granted to the Company’s employees is subject to time-based vesting schedules, while the remaining portion of the restricted stock is subject to market-based vesting schedules, with such vesting based on specified stock price targets.

The following table summarizes the restricted stock grants, vesting, and forfeitures for the twenty-six weeks ended August 4, 2015 (in thousands, except per share amounts):

		Weighted
		Average
	Restricted	Fair
	Shares	Value
Outstanding, as of February 3, 2015	350	$35.81
Granted (a)	31	$59.29
Vested (b)	(3)	$40.94
Forfeited	(7)	$32.48
Unvested, as of August 4, 2015	371	$37.78

(a)	The total grant-date fair value of restricted stock awards granted during the twenty-six weeks ended August 4, 2015 was $1.6 million.

(b)	The total fair value of awards vested during the twenty-six weeks ended August 4, 2015 was $0.2 million.

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

For the thirteen and twenty-six weeks ended August 4, 2015, the Company recognized $1.8 million and $3.3 million, respectively, of compensation expense associated with restricted stock awards in general and administrative expenses in the condensed consolidated statement of operations compared to $0.8 million and $1.4 million, respectively for the thirteen and twenty-six weeks ended July 29, 2014. The Company did not capitalize any equity-based compensation costs related to restricted stock awards during the thirteen and twenty-six weeks ended August 4, 2015 and July 29, 2014.

As of August 4, 2015, the Company estimates that a total of approximately $8.1 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 2.13 years for unvested restricted stock awards.

9. Subsequent Event

Starting in the third quarter of fiscal 2015, the Company will begin to re-brand the 68 Mattress Pro stores to the Mattress Firm brand.  No plans have yet been made to close any of the Mattress Pro stores, however signage will be replaced.  The Company estimates the write off of Mattress Pro signage included in net fixed assets will be approximately $1.4 million.

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

In this report, we refer to earnings before interest, taxes, depreciation and amortization and other adjustments (such as goodwill impairment charges, loss on store closings and acquisition expenses), or “Adjusted EBITDA.” Adjusted EBITDA is not a performance measure under accounting principles generally accepted in the United States, or “U.S. GAAP.” See “Adjusted EBITDA to Net Income Reconciliation” on page 26 and 27 for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Tuesday closest to January 31. Each fiscal year is described by the period of the calendar year that comprises the majority of the fiscal year period. For example, the fiscal year ending February 2, 2016 is described as “fiscal 2015.” Fiscal 2015 contains 52 weeks.

Executive Summary

Key results for the thirteen and twenty-six weeks ended August 4, 2015 include:

•

Net sales increased $251.1 million, or 61.2%, to $661.1 million for the thirteen weeks ended August 4, 2015, compared to $410.0 million for the comparable prior year period primarily as the result of an increase in the number of stores we operated and an increase in comparable-store sales. Comparable-store sales increased 2.8% during the thirteen weeks ended August 4, 2015. Net sales increased $480.1 million, or 64.6%, to $1,223.6 million for the twenty-six weeks ended August 4, 2015, compared to $743.5 million for the comparable prior year period primarily as the result of an increase in the number of stores we operated and an increase in comparable-store sales. Comparable-store sales increased 2.1% during the twenty-six weeks ended August 4, 2015.

•

Income from operations for the thirteen weeks ended August 4, 2015 was $45.6 million. Excluding $3.0 million of acquisition-related expenses, secondary offering costs, and impairment and severance charges, adjusted income from operations was $48.6 million, and adjusted operating margin during the thirteen weeks ended August 4, 2015 decreased 190 basis-points from 9.3% during the thirteen weeks ended July 29, 2014 to 7.4% during the thirteen weeks ended August 4, 2015. This operating margin decrease on an adjusted basis (excluding acquisition-related, secondary offering costs, and impairment and severance charges) is comprised of a 30 basis-point increase from general and administrative expense leverage, offset by a 90 basis-point decline in gross margin, a 120 basis-point decrease from sales and marketing expense deleverage, and 10 basis-points of combined operating margin declines in franchise fees. Income from operations for the twenty-six weeks ended August 4, 2015 was $64.4 million. Excluding $13.2 million of acquisition-related expenses, enterprise resource planning (“ERP”) system implementation costs, secondary offering costs, and impairment and severance charges, adjusted income from operations was $77.6 million, and adjusted operating margin during the twenty-six weeks ended August 4, 2015 decreased 150 basis-points from 7.8% during the twenty-six weeks ended July 29, 2014 to 6.3% during the twenty-six weeks ended August 4, 2015. This operating margin decrease on an adjusted basis (excluding acquisition-related, ERP system implementation costs, secondary offering costs, and impairment and severance charges) is comprised of a 40 basis-point increase from general and administrative expense leverage, offset by a 70 basis-point decline in gross margin, a 100 basis-point decrease from sales and marketing expense deleverage, and 20 basis-points of combined operating margin declines in franchise fees and from losses on store closings. (Adjusted income from operations is not a performance measure under U.S. GAAP. See “Reconciliation of Reported (U.S. GAAP) to Adjusted Statements of Operations Data” on pages 28 and 29 for a reconciliation of net income as reported to adjusted net income.)

•

Adjusted EBITDA increased $18.3 million to $67.5 million for the thirteen weeks ended August 4, 2015, compared with $49.2 million for the comparable prior year period. Adjusted EBITDA as a percentage of net sales decreased to 10.2% during the thirteen weeks ended August 4, 2015, compared with 12.0% for the comparable prior year period. Adjusted EBITDA increased $34.4 million to $114.3 million for the twenty-six weeks ended August 4, 2015, compared with $79.9 million for the comparable prior year period. Adjusted EBITDA as a percentage of net sales decreased to 9.3% during the twenty-six weeks ended August 4, 2015, compared with 10.8% for the comparable prior year period. (See “Adjusted EBITDA to Net Income Reconciliation” on page 26 and 27 for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.)

Results of Operations

The following table presents the consolidated historical financial operating data for each period indicated (amounts in thousands). The historical results are not necessarily indicative of results to be expected for any future period.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 29,	% of	August 4,	% of	July 29,	% of	August 4,	% of
	2014	Sales	2015	Sales	2014	Sales	2015	Sales
Net sales	$409,951	100.0%	$661,064	100.0%	$743,453	100.0%	$1,223,618	100.0%
Costs of sales	246,547	60.1%	403,557	61.0%	459,199	61.8%	764,840	62.5%
Gross profit from retail operations	163,404	39.9%	257,507	39.0%	284,254	38.2%	458,778	37.5%
Franchise fees and royalty income	1,092	0.2%	1,285	0.1%	2,278	0.3%	2,400	0.2%
Total gross profit	164,496	40.1%	258,792	39.1%	286,532	38.5%	461,178	37.7%
Sales and marketing expenses	99,998	24.3%	169,121	25.5%	175,663	23.6%	301,017	24.6%
General and administrative expenses	36,888	9.0%	42,893	6.5%	67,574	9.1%	94,257	7.7%
Loss on store closings and impairment of store assets	648	0.2%	1,173	0.2%	906	0.1%	1,468	0.1%
Income from operations	26,962	6.6%	45,605	6.9%	42,389	5.7%	64,436	5.3%
Other expense, net	3,469	0.9%	10,046	1.5%	6,285	0.8%	20,299	1.7%
Income before income taxes	23,493	5.7%	35,559	5.4%	36,104	4.9%	44,137	3.6%
Income tax expense	9,194	2.2%	13,678	2.1%	14,085	1.9%	16,778	1.4%
Net income	$14,299	3.5%	$21,881	3.3%	$22,019	3.0%	$27,359	2.2%

Thirteen Weeks Ended August 4, 2015 Compared to Thirteen Weeks Ended July 29, 2014

Net sales.    Net sales are recognized upon delivery and acceptance of mattresses and bedding products by our customers and include fees collected for delivery services, and are recorded net of estimated returns and net of sales tax collected from customers and remitted to various taxing jurisdictions. Net sales increased $251.1 million, or 61.2%, to $661.1 million during the thirteen weeks ended August 4, 2015, compared to $410.0 million during the thirteen weeks ended July 29, 2014 primarily as a result of an increase in the number of stores we operated and an increase in comparable-store sales. The components of the net sales increase for the thirteen weeks ended August 4, 2015 as compared to the thirteen weeks ended July 29, 2014 were as follows (in millions):

Progression in Net Sales
Thirteen Weeks Ended August 4, 2015
Net sales for prior year period	$410.0
Increase (decrease) in net sales:
Comparable-store sales	11.2
New stores	57.4
Acquired stores	185.5
Closed stores	(3.0)
Increase in net sales, net	251.1
Net sales for current year period	$661.1
% increase	61.2%

Comparable-store net sales increased 2.8%, which was primarily the result of an increase in average ticket for mattress sales offset by a decrease in mattress units sold. The increase in our net sales from new stores was the result of 272 new stores opened at various times during the fifty-three week period ended August 4, 2015, including 71 stores opened during the thirteen week period ended August 4, 2015, prior to their inclusion in the comparable-store sales calculation which begins with the thirteenth full fiscal period of operations. The increase in net sales from acquired stores was the result of the acquisitions of 55 Sleep Experts stores in April 2014, 67 stores formerly operated by Mattress Liquidators in June 2014, 15 stores formerly operated by Best Mattress in September 2014, 131 stores formerly operated by Back to Bed in September 2014, 314 Sleep Train stores in October 2014, 45 stores formerly operated by Sleep America in January 2015 and four stores formerly operated by Mattress World in January 2015. We closed 38 stores during the fifty-three week period ended August 4, 2015, including 11 stores during the thirteen week period ended August 4, 2015.

The components of net sales by major category of product and services were as follows (in millions):

	Thirteen Weeks Ended
	July 29,	% of	August 4,	% of
	2014	Total	2015	Total
Conventional mattresses	$195.6	47.7%	$350.0	53.0%
Specialty mattresses	177.5	43.3%	256.6	38.8%
Furniture and accessories	28.7	7.0%	46.5	7.0%
Total product sales	401.8	98.0%	653.1	98.8%
Delivery service revenues	8.2	2.0%	8.0	1.2%
Total net sales	$410.0	100.0%	$661.1	100.0%

The activity with respect to the number of company-operated store units was as follows:

Thirteen Weeks Ended August 4, 2015
Store units, beginning of period	2,163
New stores	71
Closed stores	(11)
Store units, end of period	2,223

Cost of sales.    Cost of sales consists of the following:

•	Costs associated with purchasing and delivering our products to our stores and customers, net of vendor incentives earned on the purchase of products subsequently sold;
•	Physical inventory losses;
•	Store and warehouse occupancy and depreciation expense of related facilities and equipment;
•	Store and warehouse operating costs, including warehouse (i) labor costs, (ii) utilities, (iii) repairs and maintenance, (iv) supplies and (v) store facilities; and
•	Estimated costs to provide for customer returns and exchanges and to service customer warranty claims.

Cost of sales increased $157.0 million, or 63.7%, to $403.6 million during the thirteen weeks ended August 4, 2015, compared to $246.6 million during the thirteen weeks ended July 29, 2014. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales increased to 61.0% during the thirteen weeks ended August 4, 2015, as compared to 60.1% for the comparable prior year period.

Product costs increased by $94.4 million, or 61.4%, to $247.9 million during the thirteen weeks ended August 4, 2015, compared with $153.5 million during the thirteen weeks ended July 29, 2014. The increase in the amount of product costs is primarily the result of the corresponding increase in net sales. Product costs as a percentage of net sales remained flat at 37.5% during both the thirteen weeks ended August 4, 2015 and the thirteen weeks ended July 29, 2014.

Store and warehouse occupancy costs, consisting primarily of lease related costs of rented facilities, increased $35.5 million, or 63.7%, to $91.2 million during the thirteen weeks ended August 4, 2015, compared to $55.7 million for the corresponding prior year period. The increase in the amount of store and warehouse occupancy costs during the thirteen weeks ended August 4, 2015 was mainly attributable to the increase in the number of stores we operated and the warehouse operations in a number of new markets opened or acquired. Store and warehouse occupancy costs as a percentage of net sales increased to 13.8% during the thirteen weeks ended August 4, 2015, compared to 13.6% during the thirteen weeks ended July 29, 2014. The increase in store and warehouse occupancy costs as a percentage of net sales during the thirteen weeks ended August 4, 2015 was mostly attributable to our entrance into new markets that resulted in less scale and cost leverage relative to established markets, partially offset by leverage generated from comparable-store sales growth in our established markets.

Depreciation expense related to leasehold improvements and other fixed assets used in stores and warehouse operations increased $4.4 million, or 53.5%, to $12.6 million, during the thirteen weeks ended August 4, 2015, compared to $8.2 million during the thirteen weeks ended July 29, 2014. The increase in expense was primarily attributable to the increase in the number of stores we operated during the thirteen weeks ended August 4, 2015, as compared with the comparable prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $22.8 million, or 78.3%, to $51.9 million during the thirteen weeks ended August 4, 2015, compared to $29.1 million during the thirteen weeks ended July 29, 2014, primarily as a result of the increase in net sales and in the increased number of stores we operated during the thirteen weeks ended August 4, 2015, as compared with the corresponding prior year period.

Gross profit from retail operations.  As a result of the above, gross profit from retail operations increased $94.1 million, or 57.6%, to $257.5 million during the thirteen weeks ended August 4, 2015, compared with $163.4 million during the thirteen weeks ended July 29, 2014. Gross profit from retail operations as a percentage of net sales decreased to 39.0% during the thirteen weeks ended August 4, 2015, as compared to 39.9% during the thirteen weeks ended July 29, 2014, for the reasons discussed above.

Franchise fees and royalty income.    Franchise fees and royalty income represents initial franchise fees earned upon the opening of new franchisee stores and ongoing royalties based on a percentage of gross franchisee sales.  Franchise fees and royalty income increased $0.2 million, or 17.7%, to $1.3 million during the thirteen weeks ended August 4, 2015, compared to $1.1 million during the thirteen weeks ended July 29, 2014. Our franchisees operated 120 stores at August 4, 2015.

Sales and marketing expenses.    Sales and marketing expenses consist of the following:

•	Advertising and media production;
•	Payroll and benefits for sales associates; and
•	Merchant service fees for customer credit and debit card payments, check guarantee fees and promotional financing expense.

Sales and marketing expenses increased $69.1 million, or 69.1%, to $169.1 million during the thirteen weeks ended August 4, 2015, compared to $100.0 million during the thirteen weeks ended July 29, 2014. Sales and marketing expenses as a percentage of net sales increased to 25.5% during the thirteen weeks ended August 4, 2015, compared to 24.3% during the thirteen weeks ended July 29, 2014. The components of sales and marketing expenses are explained below.

Advertising expense increased $25.2 million, or 64.8%, to $64.0 million during the thirteen weeks ended August 4, 2015, from $38.8 million during the thirteen weeks ended July 29, 2014.  The increase in the amount of advertising spend was a result of our expansion into new markets from acquisitions and new store additions. Advertising expense as a percentage of net sales increased to 9.7% during the thirteen weeks ended August 4, 2015, compared to 9.5% during the thirteen weeks ended July 29, 2014. We receive funds from time to time from certain vendors for the advertisement of their products, and we recognize these funds as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $3.7 million during the thirteen weeks ended August 4, 2015, compared with $1.7 million during the thirteen weeks ended July 29, 2014.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, but also including costs incurred to accept payments from our customers, such as credit card and third party finance fees, increased $43.9 million, or 71.9%, to $105.1 million during the thirteen weeks ended August 4, 2015, compared to $61.2 million during the thirteen weeks ended July 29, 2014, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales increased to 15.9% during the thirteen weeks ended August 4, 2015, compared to 14.9% during the thirteen weeks ended July 29, 2014.

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

General and administrative expenses increased $6.0 million, or 16.2%, to $42.9 million for the thirteen weeks ended August 4, 2015, compared to $36.9 million for the thirteen weeks ended July 29, 2014. The increase in general and administrative expenses was primarily a result of our growth, including a $8.0 million increase in wages, benefits and stock-based compensation resulting from employee additions to our corporate office, a $3.7 million increase in various other general and administrative expense categories, a $1.4 million increase in depreciation and amortization expense related to our recent acquisitions, offset by a $5.5 million decrease in acquisition-related costs and a $1.6 million decrease in ERP system implementation training costs. General and administrative expenses as a percentage of net sales decreased to 6.5% during the thirteen weeks ended August 4, 2015, compared to 9.0% for the comparable prior year period. The decrease in general and administrative expense as a percentage of net sales is primarily due to the decrease in acquisition-related and ERP implementation training costs noted above and a decrease in cost of administrative labor as a percentage of net sales. General and administrative expenses for the thirteen weeks ended August 4, 2015 and July 29, 2014 included $2.3 million and $10.6 million, respectively, of primarily acquisition-related costs, ERP system implementation training costs, secondary offering costs and severance charges. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

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

Loss on store closings and impairment of store assets increased $0.6 million, or 81.0%, to $1.2 million for the thirteen weeks ended August 4, 2015, compared to $0.6 million for the thirteen weeks ended July 29, 2014. The increase is primarily the result of an increase of $0.3 million in store-level fixed asset impairment charges and an increase of $0.3 million in other costs related to closed stores.

Other expense, net.    Other expense, net includes interest income, interest expense and loss on early debt extinguishments. Interest expense includes interest on outstanding debt, amortization of debt discounts, and amortization of financing costs.  Other expense, net, for both periods consisted primarily of interest expense. Interest expense, net increased $6.5 million to $10.0 million for the thirteen weeks ended August 4, 2015, compared to $3.5 million for the thirteen weeks ended July 29, 2014 primarily as a result of an increase in term and revolver borrowings to fund the recent acquisitions as compared to the prior year period.

Income tax expense.  We recognized $13.7 million of income tax expense during the thirteen weeks ended August 4, 2015, compared to $9.2 million of income tax expense during the thirteen weeks ended July 29, 2014. The effective tax rate was 38.5% during the thirteen weeks ended August 4, 2015 and 39.1% during the thirteen weeks ended July 29, 2014.  The effective tax rate of 38.5% for the current period differs from the federal statutory rate of 35.0% primarily due to state income taxes.

Net income.  As a result of the above, net income was $21.9 million during the thirteen weeks ended August 4, 2015 compared to $14.3 million during the thirteen weeks ended July 29, 2014.

Twenty-Six Weeks Ended August 4, 2015 Compared to Twenty-Six Weeks Ended July 29, 2014

Net sales.  Net sales increased $480.1 million, or 64.6%, to $1,223.6 million during the twenty-six weeks ended August 4, 2015, compared to $743.5 million during the twenty-six weeks ended July 29, 2014 primarily as a result of an increase in the number of stores we operated and an increase in comparable-store sales. The components of the net sales increase for the twenty-six weeks ended August 4, 2015 as compared to the twenty-six weeks ended July 29, 2014 were as follows (in millions):

Progression in Net Sales
Twenty-Six Weeks Ended August 4, 2015
Net sales for prior year period	$743.5
Increase (decrease) in net sales:
Comparable-store sales	15.2
New stores	103.1
Acquired stores	367.3
Closed stores	(5.5)
Increase in net sales, net	480.1
Net sales for current year period	$1,223.6
% increase	64.6%

Comparable-store net sales increased 2.1%, which was primarily the result of an increase in average ticket for mattress sales offset by a decrease in mattress units sold. The increase in our net sales from new stores was the result of

272 new stores opened at various times during the fifty-three week period ended August 4, 2015, including 149 stores opened during the twenty-six week period ended August 4, 2015, prior to their inclusion in the comparable-store sales calculation which begins with the thirteenth full fiscal period of operations. The increase in net sales from acquired stores was the result of the acquisitions of 34 stores formerly operated by Yotes in March 2014, three stores formerly operated by Southern Max in March 2014, 55 Sleep Experts stores in April 2014, 67 stores formerly operated by Mattress Liquidators in June 2014, 15 stores formerly operated by Best Mattress in September 2014, 131 stores formerly operated by Back to Bed in September 2014, 314 Sleep Train stores in October 2014, 45 stores formerly operated by Sleep America in January 2015 and four stores formerly operated by Mattress World in January 2015. We closed 38 stores during the fifty-three week period ended August 4, 2015, including 20 stores during the twenty-six week period ended August 4, 2015.

The components of net sales by major category of product and services were as follows (in millions):

	Twenty-Six Weeks Ended
	July 29,	% of	August 4,	% of
	2014	Total	2015	Total
Conventional mattresses	$359.3	48.3%	$623.8	51.0%
Specialty mattresses	313.8	42.2%	491.1	40.2%
Furniture and accessories	55.7	7.5%	93.5	7.6%
Total product sales	728.8	98.0%	1,208.4	98.8%
Delivery service revenues	14.7	2.0%	15.2	1.2%
Total net sales	$743.5	100.0%	$1,223.6	100.0%

The activity with respect to the number of company-operated store units was as follows:

Twenty-Six Weeks Ended August 4, 2015
Store units, beginning of period	2,094
New stores	149
Closed stores	(20)
Store units, end of period	2,223

Cost of sales.  Cost of sales increased $305.6 million, or 66.6%, to $764.8 million during the twenty-six weeks ended August 4, 2015, compared to $459.2 million during the twenty-six weeks ended July 29, 2014. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales increased to 62.5% during the twenty-six weeks ended August 4, 2015, as compared to 61.8% for the comparable prior year period.

Product costs increased by $181.6 million, or 65.0%, to $461.0 million during the twenty-six weeks ended August 4, 2015, compared with $279.4 million during the twenty-six weeks ended July 29, 2014. The increase in the amount of product costs is primarily the result of the corresponding increase in net sales. Product costs as a percentage of net sales increased to 37.7% during the twenty-six weeks ended August 4, 2015 from 37.6% during the twenty-six weeks ended July 29, 2014.

Store and warehouse occupancy costs, consisting primarily of lease related costs of rented facilities, increased $73.4 million, or 69.5%, to $179.0 million during the twenty-six weeks ended August 4, 2015, compared to $105.6 million for the corresponding prior year period. The increase in the amount of store and warehouse occupancy costs during the twenty-six weeks ended August 4, 2015 was mainly attributable to the increase in the number of stores we operated and the warehouse operations in a number of new markets opened or acquired. Store and warehouse occupancy costs as a percentage of net sales increased to 14.6% during the twenty-six weeks ended August 4, 2015, compared to 14.2% during the twenty-six weeks ended July 29, 2014. The increase in store and warehouse occupancy costs as a percentage of net sales during the twenty-six weeks ended August 4, 2015 was mostly attributable to our entrance into new markets that resulted in less scale and cost leverage relative to established markets, partially offset by leverage generated from comparable-store sales growth in our established markets.

Depreciation expense related to leasehold improvements and other fixed assets used in stores and warehouse operations increased $8.9 million, or 56.5%, to $24.7 million, during the twenty-six weeks ended August 4, 2015, compared to $15.8 million during the twenty-six weeks ended July 29, 2014. The increase in expense was primarily attributable to the increase in the number of stores we operated during the twenty-six weeks ended August 4, 2015, as compared with the comparable prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $41.7 million, or 71.5%, to $100.1 million during the twenty-six weeks ended August 4, 2015, compared to $58.4 million during the twenty-six weeks ended July 29, 2014, primarily as a result of the increase in net sales and in the increased number of stores we operated during the twenty-six weeks ended August 4, 2015, as compared with the corresponding prior year period.

Gross profit from retail operations.  As a result of the above, gross profit from retail operations increased $174.5 million, or 61.4%, to $458.8 million during the twenty-six weeks ended August 4, 2015, compared with $284.3 million during the twenty-six weeks ended July 29, 2014. Gross profit from retail operations as a percentage of net sales decreased to 37.5% during the twenty-six weeks ended August 4, 2015, as compared to 38.2% during the twenty-six weeks ended July 29, 2014, for the reasons discussed above.

Franchise fees and royalty income.  Franchise fees and royalty income increased $0.1 million, or 5.4%, to $2.4 million during the twenty-six weeks ended August 4, 2015, compared to $2.3 million during the twenty-six weeks ended July 29, 2014.

Sales and marketing expenses.  Sales and marketing expenses increased $125.3 million, or 71.4%, to $301.0 million during the twenty-six weeks ended August 4, 2015, compared to $175.7 million during the twenty-six weeks ended July 29, 2014. Sales and marketing expenses as a percentage of net sales increased to 24.6% during the twenty-six weeks ended August 4, 2015, compared to 23.6% during the twenty-six weeks ended July 29, 2014. The components of sales and marketing expenses are explained below.

Advertising expense increased $42.6 million, or 67.2%, to $105.9 million during the twenty-six weeks ended August 4, 2015, from $63.3 million during the twenty-six weeks ended July 29, 2014. The increase in the amount of advertising spend was a result of our expansion into new markets from acquisitions and new store additions. Advertising expense as a percentage of net sales increased to 8.7% during the twenty-six weeks ended August 4, 2015, compared to 8.5% during the twenty-six weeks ended July 29, 2014. We receive funds from time to time from certain vendors for the advertisement of their products, and we recognize these funds as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $7.1 million during the twenty-six weeks ended August 4, 2015, compared with $4.6 million during the twenty-six weeks ended July 29, 2014.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, but also including costs incurred to accept payments from our customers, such as credit card and third party finance fees, increased $82.8 million, or 73.7%, to $195.1 million during the twenty-six weeks ended August 4, 2015, compared to $112.3 million during the twenty-six weeks ended July 29, 2014, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales increased to 15.9% during the twenty-six weeks ended August 4, 2015, compared to 15.1% during the twenty-six weeks ended July 29, 2014.

General and administrative expenses.  General and administrative expenses increased $26.6 million, or 39.4%, to $94.2 million for the twenty-six weeks ended August 4, 2015, compared to $67.6 million for the twenty-six weeks ended July 29, 2014. The increase in general and administrative expenses was primarily a result of our growth, including a $17.4 million increase in wages, benefits and stock-based compensation resulting from employee additions to our corporate office, a $8.7 million increase in various other general and administrative expense categories, a $2.7 million increase in depreciation and amortization expense related to our recent acquisitions, offset by a $2.2 million decrease in ERP system implementation training costs. General and administrative expenses as a percentage of net sales decreased to 7.7% during the twenty-six weeks ended August 4, 2015, compared to 9.1% for the comparable prior year period. The decrease in general and administrative expense as a percentage of net sales is primarily due to the decrease in ERP implementation training costs noted above and a decrease in cost of administrative labor as a percentage of net sales. General and administrative expenses for the twenty-six weeks ended August 4, 2015 and July 29, 2014 included $12.5 million and $15.1 million, respectively, of primarily acquisition-related costs, ERP system implementation training costs, secondary offering costs and severance charges.

Loss on store closings and impairment of store assets.  Loss on store closings and impairment of store assets increased $0.6 million, or 62.0%, to $1.5 million for the twenty-six weeks ended August 4, 2015, compared to $0.9 million for the twenty-six weeks ended July 29, 2014. The increase is primarily the result of an increase of $0.3 million in store-level fixed asset impairment charges and an increase of $0.3 million in other costs related to closed stores.

Other expense, net.  Other expense, net, for both periods consisted primarily of interest expense. Interest expense, net increased $14.0 million to $20.3 million for the twenty-six weeks ended August 4, 2015, compared to $6.3 million for the twenty-six weeks ended July 29, 2014 primarily as a result of an increase in term and revolver borrowings to fund the recent acquisitions as compared to the prior year period.

Income tax expense.  We recognized $16.8 million of income tax expense during the twenty-six weeks ended August 4, 2015, compared to $14.1 million of income tax expense during the twenty-six weeks ended July 29, 2014. The effective tax rate was 38.0% during the twenty-six weeks ended August 4, 2015 and 39.0% during the twenty-six weeks ended July 29, 2014. The effective tax rate of 38.0% for the current period differs from the federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the release of $0.4 million in liabilities for unrecognized tax benefits as a result of settling an audit.

Our estimated full year effective tax rate for Fiscal 2015 is 38.5%, which is above the federal statutory rate of 35.0% primarily due to state income taxes, partially offset by a reduction in the Texas Gross Margins tax rate.

Net income.  As a result of the above, net income was $27.4 million during the twenty-six weeks ended August 4, 2015 compared to $22.0 million during the twenty-six weeks ended July 29, 2014.

Off-Balance Sheet Arrangements

Except for a guarantee of approximately $0.5 million that we have provided with respect to one real estate lease of a franchisee, we do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K), other than the operating leases and operating contracts disclosed in the Contractual Obligations and Commitments table included in the Fiscal 2014 Annual Report, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

The following table summarizes the principal elements of our cash flows (in thousands):

	Twenty-Six Weeks Ended
	July 29,	August 4,
	2014	2015
Total cash provided by (used in):
Operating activities	$58,269	$119,155
Investing activities	(141,566)	(68,361)
Financing activities	78,562	(53,632)
Net decrease in cash and cash equivalents	(4,735)	(2,838)
Cash and cash equivalents, beginning of period	22,878	13,475
Cash and cash equivalents, end of period	$18,143	$10,637

Operating cash flows.  Net cash provided by operating activities was $119.2 million for the twenty-six weeks ended August 4, 2015, compared to $58.3 million for the twenty-six weeks ended July 29, 2014. The $60.9 million increase in cash flows from operating activities as compared to the prior year period was primarily due to changes in operating assets and liabilities related to normal fluctuations in the timing of cash collections and cash requirements, the receipt of $15.0 million in deferred revenue on a new vendor contract and the deferral of the second quarter federal income tax payment of $2.0 million which provided an additional $39.0 million in cash. Although net income increased by $5.3 million from the twenty-six weeks ended August 4, 2015 compared to the twenty-six weeks ended July 29, 2014, the add-back of non-cash charges such as depreciation expense resulted in an additional $16.6 million increase resulting in a net increase to cash of $21.9 million.

Investing cash flows.  Net cash used in investing activities was $68.4 million for the twenty-six weeks ended August 4, 2015, compared to net cash used of $141.6 million for the twenty-six weeks ended July 29, 2014. The $73.2 million decrease was primarily due to a $107.0 million decrease in cash used for acquisitions during the twenty-six weeks ended August 4, 2015, offset by an increase in capital expenditures of $33.8 million primarily due to the rebranding of recently acquired stores and new store openings. We opened 149 new stores during the twenty-six weeks ended August 4, 2015, compared to 109 new stores in the twenty-six weeks ended July 29, 2014.

Financing cash flows.  Net cash used in financing activities was $53.6 million for the twenty-six weeks ended August 4, 2015, compared to net cash provided of $78.6 million for the twenty-six weeks ended July 29, 2014. The $132.2 million increase in cash used in financing activities was primarily the result of net decreased borrowings of $132.0 million which were used to finance acquisitions in the prior year period, a $0.1 million increase of cash provided by the excess tax benefits associated with stock-based awards, offset by a decrease of $0.3 million of cash provided by the exercise of common stock options.

Covenant Compliance

The 2014 Senior Credit Facility requires us to comply on a quarterly basis with one financial covenant, which is a minimum fixed charge coverage ratio. This financial covenant is measured using, among other things, Adjusted EBITDA of MHC and its subsidiaries, as adjusted to include pro forma results of new stores.

At August 4, 2015, there were no outstanding revolver borrowings under the 2014 Senior Credit Facility. There were standby letters of credit outstanding in the amount of $4.2 million and additional borrowing capacity of $90.4 million.

For more information about the restrictive covenants imposed on us by the 2014 Senior Credit Facility, please see “Risk Factors” in the Fiscal 2014 Annual Report.

We were in compliance with the sole financial covenant required under the 2014 Senior Credit Facility as of August 4, 2015. We believe that we will be able to maintain compliance with the covenant required under our debt facilities for the next twelve months without amending the credit facility or requesting waivers from the lenders that are party to the agreement.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplemental measure. The following table contains a reconciliation of our net income determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	August 4,	July 29,	August 4,
	2014	2015	2014	2015
Net income	$14,299	$21,881	$22,019	$27,359
Income tax expense	9,194	13,678	14,085	16,778
Interest expense, net	3,469	10,046	6,285	20,299
Depreciation and amortization	9,509	14,752	18,201	28,746
Intangible assets and other amortization	848	1,366	1,611	2,703
EBITDA	37,319	61,723	62,201	95,885
Loss on store closings and impairment of store assets	648	1,173	906	1,468
Stock-based compensation	1,198	2,050	2,556	3,880
Secondary offering costs	—	169	—	480
Vendor new store funds(a)	(346)	223	(443)	611
Acquisition-related expenses(b)	7,193	2,021	9,757	11,195
Other(c)	3,184	151	4,970	770
Adjusted EBITDA	$49,196	$67,510	$79,947	$114,289

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

(c)

Consists of various items that management excludes in reviewing the results of operations, including $1.6 million of ERP system implementation costs incurred during the thirteen weeks ended July 29, 2014, and $0.7 million and $2.9 million of ERP system implementation costs incurred during the twenty-six weeks ended August 4, 2015 and July 29, 2014, respectively.

Reconciliation of Reported (U.S. GAAP) to Adjusted Statements of Operations Data

(In thousands, except share and per share amounts)

The following table provides a reconciliation of our “As Adjusted” statements of operations data for the thirteen and twenty-six weeks ended July 29, 2014 and August 4, 2015 with the most directly comparable financial measures in our “As Reported”, or U.S. GAAP, statements of operations data. Our “As Adjusted” data is considered a non-U.S. GAAP financial measure and is not in accordance with, or preferable to, “As Reported,” or U.S. GAAP, financial data. However, we are providing this information as we believe it may enhance year-over-year comparisons for investors and financial analysts.

	Thirteen Weeks Ended
	July 29, 2014						August 4, 2015
	Income From Operations		Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*
As Reported	$26,962		$23,493	$14,299	34,523,620	$0.41	$45,605	$35,559	$21,881	35,600,295	$0.61
% of sales	6.6%		5.7%	3.5%			6.9%	5.4%	3.3%
Acquisition-related costs (1)	7,691		7,691	4,695		0.14	2,021	2,021	1,246		0.03
Secondary offering costs (2)	—	-	—	—		—	169	169	169		0.00
ERP system implementation costs (3)	1,738		1,738	1,060		0.03	—	—	—		—
Impairment charges (4)	482		482	294		0.01	735	735	452		0.01
Other expenses (5)	1,154		1,154	705		0.02	116	116	71		0.00
Total adjustments	11,065		11,065	6,754	—	0.20	3,041	3,041	1,938	—	0.05
As Adjusted	$38,027		$34,558	$21,053	34,523,620	$0.61	$48,646	$38,600	$23,819	35,600,295	$0.67
% of sales	9.3%		8.4%	5.1%			7.4%	5.8%	3.6%

	Twenty-Six Weeks Ended
	July 29, 2014						August 4, 2015
	Income From Operations		Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*
As Reported	$42,389		$36,104	$22,019	34,464,038	$0.64	$64,436	$44,137	$27,359	35,584,024	$0.77
% of sales	5.7%		4.9%	3.0%			5.3%	3.6%	2.2%
Acquisition-related costs (1)	10,701		10,701	6,540		0.19	11,195	11,195	6,885		0.19
Secondary offering costs (2)	—		—	—		—	480	480	480		0.01
ERP system implementation costs (3)	3,089		3,089	1,888		0.05	666	666	409		0.01
Impairment charges (4)	482		482	294		0.01	735	735	452		0.01
Other expenses (5)	1,351		1,351	826		0.02	116	116	71		0.00
Total adjustments	15,623		15,623	9,548	—	0.28	13,192	13,192	8,297	—	0.23
As Adjusted	$58,012		$51,727	$31,567	34,464,038	$0.92	$77,628	$57,329	$35,656	35,584,024	$1.00
% of sales	7.8%		7.0%	4.2%			6.3%	4.7%	2.9%

*Due to rounding to the nearest cent, totals may not equal the sum of the lines in the table above.

(1)    Acquisition-related costs, which are included in the “As Reported” results of operations, consist of acquisition-related costs as defined under U.S. GAAP, including advisory, legal, accounting, valuation, and other professional or consulting fees and, in addition, costs of integrating store and warehouse operations and corporate functions that are not expected to recur as acquisitions are absorbed. On March 3, 2014, we acquired the assets and operations of Yotes, Inc., including 34 mattress specialty retail stores. On March 3, 2014, we acquired the Virginia assets and operations of Southern Max LLC, including 3 mattress specialty retail stores. On April 3, 2014, we acquired the outstanding partnership interests in Sleep Experts Partners, L.P., including 55 mattress specialty retail stores. On June 4, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Mattress Liquidators, Inc., including 67 mattress specialty retail stores, which operated Mattress King retail stores in Colorado and BedMart retail stores in Arizona. On September 8, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Best Mattress Co., Inc., related to the operation of 15 mattress specialty retail stores under the brand Mattress Discounters in Pennsylvania. On September 30, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Back to Bed Inc., M World Mattress LLC,

MCStores LLC and TBE Orlando LLC, related to the operation of 131 mattress specialty retail stores under the brands Back to Bed and Bedding Experts in the Chicago metropolitan area and Mattress Barn in the Orlando metropolitan area. On October 20, 2014, we acquired 100% of the outstanding equity interests in The Sleep Train, Inc., related to the operation of 314 mattress specialty retail stores in California, Oregon, Washington, Nevada, Idaho and Hawaii. On January 6, 2015, we acquired substantially all of the mattress specialty retail assets and operations of Sleep America LLC, which operated approximately 45 Sleep America retail stores in Arizona. On January 13, 2015 we acquired substantially all of the mattress specialty retail assets and operations of Mattress World, Inc., related to the operation of 4 mattress specialty retail stores under the brand Mattress World in Pennsylvania. Acquisition-related costs, consisting of direct transaction costs and integration costs, are included in the results of operations as incurred. We incurred approximately $2.0 million and $7.7 million of acquisition-related costs during the thirteen weeks ended August 4, 2015 and July 29, 2014, respectively. We incurred approximately $11.2 million and $10.7 million of acquisition-related costs during the twenty-six weeks ended August 4, 2015 and July 29, 2014, respectively.

(2)

Reflects approximately $0.2 million and $0.5 million for the thirteen and twenty-six weeks ended August 4, 2015, respectively, of costs borne by us in connection with a secondary offering of common stock by certain of our selling shareholders which was completed in April 2015. No offering proceeds were received by the Company.

(3)

Reflects implementation costs included in the results of operations as incurred, consisting primarily of training-related costs, related to the roll-out of the Microsoft Dynamics AX for Retail ERP system. During the thirteen weeks ended July 29, 2014, we incurred approximately $1.7 million of ERP system implementation costs which includes $0.1 million of accelerated depreciation expense on our legacy ERP system. During the twenty-six weeks ended August 4, 2015 and July 29, 2014, we incurred approximately $0.7 million and $3.1 million, respectively, of ERP system implementation costs which includes approximately none and $0.2 million, respectively, of accelerated depreciation expense on our legacy ERP system.

(4)	Reflects approximately $0.7 million and $0.5 million of impairment of store assets recorded in the thirteen and twenty-six weeks ended August 4, 2015 and July 29, 2014, respectively.

(5)     Reflects expensed legal fees related to our February 2014 debt amendment and extension recorded in the thirteen weeks ended April 29, 2014, and severance expense resulting from the Company’s realignment of its management structure at the beginning of the second fiscal quarter recorded in the thirteen weeks ended July 29, 2014. Reflects severance expense recorded in the thirteen weeks ended August 4, 2015.

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

Changes in Internal Control

During the thirteen weeks ended August 4, 2015, there were no changes in the Company’s internal controls over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

We acquired The Sleep Train, Inc. on October 20, 2014 and management excluded it from our assessment of the effectiveness of our internal control over financial reporting as of August 4, 2015.  As permitted by the guidelines established by the SEC, companies are allowed to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.  Accordingly, management’s assessment of the effectiveness of the Company’s internal control over financial reporting excluded Sleep Train.

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

In fiscal year 2015, the Company will include Sleep Train in its evaluation of internal control over financial reporting. During the twenty-six weeks ended August 4, 2015, the Company started several key projects to address the material weakness, included restructuring the database security for Sleep Train’s ERP system, planning the relocation of the Sleep Train data center to the location housing the Mattress Firm systems, and starting the implementation of the GITCs used by Mattress Firm for all of Sleep Train’s systems.  Remediation of Sleep Train’s GITCs and documentation of the new processes relating to such remediation efforts began in the second quarter of fiscal 2015 and are expected to be completed by the end of fiscal 2015.

.

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

MATTRESS FIRM HOLDING CORP.

Date: September 11, 2015	By:	/s/ R. Stephen Stagner
R. Stephen Stagner
Chief Executive Officer (principal executive officer)

Date: September 11, 2015	By:	/s/ Alex Weiss
Alex Weiss
Chief Financial Officer (principal financial officer)

Date: September 11, 2015	By:	/s/ Cathy Hauslein
Cathy Hauslein
Senior Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT LIST

Exhibit
Number	Exhibit Title
Master Retailer Agreement between Tempur-Pedic North America LLC and Mattress Firm, Inc., effective January 1, 2014.
10.1

Second Amendment to Employment Agreement effective September 10, 2015, by and among

Mattress Firm Holding Corp., Mattress Holding Corp. and Kenneth E. Murphy III (incorporated by reference to Exhibit 10.1 to Mattress Firm Holding Corp.’s Current Report on Form 8‑ K filed

September 11, 2015).

10.2

First Amendment to Employment Agreement effective September 10, 2015, by and among

Mattress Firm Holding Corp., Mattress Holding Corp. and Robert D. Killgore (incorporated by reference to Exhibit 10.2 to Mattress Firm Holding Corp.’s Current Report on Form 8‑ K filed

September 11, 2015).

10.3

First Amendment to Employment Agreement effective September 10, 2015, by and among

Mattress Firm Holding Corp., Mattress Holding Corp. and Dale R. Carlsen (incorporated by reference to Exhibit 10.3 to Mattress Firm Holding Corp.’s Current Report on Form 8‑ K filed

September 11, 2015).

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