Form 10-Q
period 2015-11-03
MATTRESS FIRM HOLDING CORP.
filed 2015-12-08
CIK 1419852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 3, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)  YES ☐  NO ☒

As of December 7,  2015,  35,272,268 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

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

MATTRESS FIRM HOLDING CORP.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(unaudited)

	February 3,	November 3,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$13,475	$10,282
Accounts receivable, net	51,193	51,346
Inventories	163,518	163,688
Deferred income tax asset	8,882	10,273
Prepaid expenses and other current assets	43,019	51,345
Total current assets	280,087	286,934
Property and equipment, net	267,602	310,079
Intangible assets, net	215,953	214,114
Goodwill	821,349	824,192
Debt issue costs and other, net	24,033	23,400
Total assets	$1,609,024	$1,658,719
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$9,947	$9,358
Accounts payable	149,612	171,695
Accrued liabilities	98,250	99,239
Customer deposits	19,398	18,083
Total current liabilities	277,207	298,375
Long-term debt, net of current maturities	760,091	688,145
Deferred income tax liability	41,455	45,441
Other noncurrent liabilities	94,788	130,617
Total liabilities	1,173,541	1,162,578

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.01 par value; 120,000,000 shares authorized; 35,134,187 and 35,101,632 shares issued and outstanding at February 3, 2015; and 35,323,271 and 35,267,237 shares issued and outstanding at November 3, 2015, respectively	351	353
Additional paid-in capital	435,882	445,306
Accumulated (deficit) retained earnings	(750)	50,482
Total stockholders’ equity	435,483	496,141
Total liabilities and stockholders’ equity	$1,609,024	$1,658,719

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	November 3,	October 28,	November 3,
	2014	2015	2014	2015

Net sales	$464,278	$699,507	$1,207,731	$1,923,125
Cost of sales	281,323	434,767	740,522	1,199,607
Gross profit from retail operations	182,955	264,740	467,209	723,518
Franchise fees and royalty income	1,238	1,578	3,516	3,978
Total gross profit	184,193	266,318	470,725	727,496
Operating expenses:
Sales and marketing expenses	109,632	168,312	285,295	469,329
General and administrative expenses	42,783	49,608	110,358	143,865
Loss on store closings and impairment of store assets	133	586	1,039	2,054
Total operating expenses	152,548	218,506	396,692	615,248
Income from operations	31,645	47,812	74,033	112,248
Other expense:
Interest expense, net	4,067	10,161	10,352	30,460
Loss from debt extinguishment	2,288	—	2,288	—
Total other expenses	6,355	10,161	12,640	30,460
Income before income taxes	25,290	37,651	61,393	81,788
Income tax expense	9,677	13,778	23,762	30,556
Net income	$15,613	$23,873	$37,631	$51,232

Basic net income per common share	$0.46	$0.68	$1.10	$1.46
Diluted net income per common share	$0.45	$0.67	$1.09	$1.44

Basic weighted average shares outstanding	34,285,572	35,228,906	34,149,531	35,188,012
Diluted weighted average shares outstanding	34,724,199	35,539,839	34,562,374	35,536,418

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Thirty-Nine Weeks Ended
	October 28,	November 3,
	2014	2015
Cash flows from operating activities:
Net income	$37,631	$51,232
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	28,302	45,116
Loan fee and other amortization	3,507	5,827
Loss from debt extinguishment	2,288	—
Deferred income tax expense	2,325	6,709
Stock-based compensation	4,973	7,256
Loss on store closings and impairment of store assets	1,039	2,054
Construction allowances from landlords	4,813	8,486
Excess tax benefits associated with stock-based awards	(1,585)	(1,236)
Effects of changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(22,124)	352
Inventories	(22,029)	(214)
Prepaid expenses and other current assets	(5,426)	(8,325)
Other assets	(8,501)	(2,683)
Accounts payable	27,432	21,252
Accrued liabilities	26,822	2,177
Customer deposits	905	(1,315)
Other noncurrent liabilities	(816)	27,923
Net cash provided by operating activities	79,556	164,611
Cash flows from investing activities:
Purchases of property and equipment	(54,998)	(96,038)
Business acquisitions, net of cash acquired	(561,013)	119
Net cash used in investing activities	(616,011)	(95,919)
Cash flows from financing activities:
Proceeds from issuance of debt	990,800	63,000
Principal payments of debt	(465,551)	(137,056)
Debt issuance costs	(10,188)	—
Proceeds from exercise of common stock options	2,988	1,877
Excess tax benefits associated with stock-based awards	1,585	1,236
Purchase of vested stock-based awards	(1,131)	(942)
Net cash provided by (used by) financing activities	518,503	(71,885)
Net decrease in cash and cash equivalents	(17,952)	(3,193)
Cash and cash equivalents, beginning of period	22,878	13,475
Cash and cash equivalents, end of period	$4,926	$10,282
Cash paid for:
Interest	$10,869	$29,209
Income taxes	$11,505	$18,515
Supplemental disclosure of noncash investing activity:
Capital expenditures included in accounts payable and accruals at end of period	$4,098	$11,493

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”), and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of November 3, 2015, and the results of operations and cash flows for the periods presented. The Company’s historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

The Company acquired The Sleep Train, Inc. (“Sleep Train”) in October 2014, and Sleep Train’s legacy system utilizes the First-In, First-Out cost flow method (“FIFO”) of inventory costing. As a result, Sleep Train inventory of $46.7 million and $45.5 million as of November 3, 2015 and February 3, 2015, respectively, is valued at FIFO. The Company, as a whole, uses the Weighted Average costing method for inventory. The Company determined the difference between Weighted Average and FIFO costs is not material at November 3, 2015 and February 3, 2015, therefore the carrying value of all inventory is essentially at Weighted Average. Steps are in process to convert Sleep Train’s legacy inventory system to the Company’s current ERP system; however this will not be complete until fiscal 2016. The Company will continue to assess and confirm that the carrying value of the FIFO inventory and the Weighted Average inventory is not materially different.

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

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Assets requiring recurring or non-recurring fair value measurements consisted of the following (in thousands):

	Net Book
	Value as of
	February 3,	Fair Value Measurements			Fiscal 2014
	2015	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan	$1,247	$—	$1,247	$—	$—
Property and equipment requiring impairment review	$702	$—	$—	$702	$937

	Net Book
	Value as of
	November 3,	Fair Value Measurements			Fiscal 2015
	2015	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan	$1,568	$—	$1,568	$—	$—
Property and equipment requiring impairment review	$503	$—	$—	$503	$735
2014 Senior Credit Facility term loans (Note 4)	$686,650	$—	$691,934	$—	$—

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

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

4. Notes Payable and Long-term Debt

Notes payable and long-term debt consists of the following (in thousands):

	February 3,	November 3,
	2015	2015
2014 Senior Credit Facility - term loans	$718,200	$692,800
2014 Senior Credit Facility - term loans discount	(6,823)	(6,150)
2014 Senior Credit Facility - revolver borrowings	50,000	5,000
Equipment financing and other notes payable	8,661	5,853
Total long-term debt	770,038	697,503
Current maturities of long-term debt	9,947	9,358
Long-term debt, net of current maturities	$760,091	$688,145

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

Mattress Holdco, Inc., the parent company of the borrower, and each domestic subsidiary of MHC other than immaterial subsidiaries, as determined by certain ratios in the credit agreement, has unconditionally guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the ABL Credit Agreement and other loan documents.

The ABL Credit Agreement requires compliance with one financial covenant. The Company cannot permit its fixed charge coverage ratio to fall below 1.0. The ABL Credit Agreement generally defines the fixed charge coverage ratio as the ratio of (a) adjusted EBITDA, less capital expenditures, less all taxes paid or payable in cash by the borrower and guarantors to (b) the sum of fixed charges, in each case, determined as of the most recently ended fiscal quarter. As of November 3, 2015, the fixed charge coverage ratio was 2.21 to 1.0. The ABL Credit Agreement also contains customary representations, warranties and affirmative and negative covenants.

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

There was $5.0 million in outstanding ABL Credit Agreement borrowings at November 3, 2015. Outstanding letters of credit on the revolving facility were $4.8 million at November 3, 2015, resulting in $92.3 million of availability for revolving borrowings. The weighted average interest rate applicable to outstanding borrowings under the ABL Credit Agreement was 1.45% as of November 3, 2015.

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

Term loans in the aggregate principal amount of $720 million were issued under the Term Loan Credit Agreement on October 20, 2014. The maturity date under the Term Loan Credit Agreement is October 20, 2021. Loans under the Term Loan Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate, varying from 4.00% to 4.25% or base rate,  varying from 3.00% to 3.25%, in each case determined based upon the Company’s total net leverage ratio. The weighted average interest rate applicable to outstanding borrowings under the Term Loan Credit Agreement was 5.00% as of November 3, 2015.

Mattress Holdco, Inc., the parent company of the borrower, and each domestic subsidiary of MHC other than immaterial subsidiaries, as determined by certain ratios in the credit agreement, has unconditionally guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Term Loan Credit Agreement and other loan documents. The Term Loan Credit Agreement contains customary representations, warranties and affirmative and negative covenants.

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

Equipment Financing and Other Short-Term Notes Payable—A subsidiary of the Company has an outstanding note payable related to the purchase of mattress specialty retail stores formerly operated by Mattress Liquidators, in the aggregate principal amount of $1.2 million that bears interest at 6.00% with quarterly principal and interest payments through fiscal 2016.

A subsidiary of the Company has financed property and casualty insurance premiums in the amount of $0.4 million payable in fiscal 2015.

In conjunction with the acquisition of The Sleep Train, Inc., the Company assumed notes payable in the aggregate principal amount of $4.0 million that primarily bear interest at 2.97% with monthly principal and interest payments through fiscal 2027.

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

The Company recognized $30.6 million of income tax expense for the thirty-nine weeks ended November 3, 2015, compared to $23.8 million of income tax expense for the thirty-nine weeks ended October 28, 2014. The effective tax rate was 37.4% for the thirty-nine weeks ended November 3, 2015, compared to 38.7% for the thirty-nine weeks ended October 28, 2014. The effective tax rate of 37.4% for the current period differs from the federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the release of $0.4 million in liabilities for unrecognized tax benefits as a result of settling an audit.

The Company and its subsidiaries are included in a consolidated income tax return in the U.S. federal jurisdiction and some states, and file separate income tax returns in several other states. As of November 3, 2015, the federal return is open to audit for tax years after 2012 and some state jurisdictions are open for tax years after 2009.

As of February 3, 2015, the Company had approximately $6.3 million of net operating loss carryforwards that begin expiring in fiscal 2029, if not utilized to offset future taxable income. These net operating loss carryforwards arose from the acquisition of MGHC Holding Corporation (“Mattress Giant”) during fiscal 2012 are limited to an average use of $2.8 million per year over the next three years.

The Company had established a cumulative liability for unrecognized tax benefits and related interest of $0.4 million which was fully released as of November 3, 2015 upon the settlement of an audit with the Internal Revenue Service. The Company does not anticipate there will be a material change in the total amount of unrecognized tax benefits within the next twelve months.

6. Other Noncurrent Liabilities

The Company estimates certain liabilities in an effort to recognize those expenses in the period incurred.

Other noncurrent liabilities consist of the following (in thousands):

	February 3,	November 3,
	2015	2015
Deferred lease liabilities	$72,846	$87,596
Deferred vendor incentives	16,748	35,687
Product warranty returns, less current portion	3,511	5,330
Other	1,683	2,004
	$94,788	$130,617

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

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per share calculations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	November 3,	October 28,	November 3,
	2014	2015	2014	2015
Basic weighted average shares outstanding	34,285,572	35,228,906	34,149,531	35,188,012
Effect of dilutive securities:
Stock options	374,518	240,183	344,025	268,472
Restricted shares	64,109	70,750	68,818	79,934
Diluted weighted average shares outstanding	34,724,199	35,539,839	34,562,374	35,536,418

Diluted net income per common share for the thirteen and thirty-nine weeks ended November 3, 2015, excludes stock options for the purchase of 105,565 and 96,018 shares of common stock, respectively, as their inclusion would be anti-dilutive. Diluted net income per common share for the thirteen and thirty-nine weeks ended October 28, 2014, excludes stock options for the purchase of 64,241 and 160,693 shares of common stock, respectively, as their inclusion would be anti-dilutive. Diluted net income per common share for the thirteen and thirty-nine weeks ended November 3, 2015, excludes non-vested restricted stock grants of 128,399 and 113,226 shares, respectively, as their inclusion would be anti-dilutive. Diluted net income per common share for the thirteen and thirty-nine weeks ended October 28, 2014, excludes non-vested restricted stock grants of 16,963 and 81,685 shares, respectively, as their inclusion would be anti-dilutive.

Certain stock option and restricted stock awards contain vesting conditions based on specified stock price targets for the Company’s common stock as measured at each of the annual vesting dates (“market-based awards”). The Company includes such market-based awards in the determination of dilutive weighted average shares outstanding under the treasury stock method when, as of the date of determination, the specified stock price targets are met and the common stock shares pursuant to those awards become contingently issuable. Accordingly, the determination of diluted weighted average shares outstanding excludes, as of the date of determination, stock options for the purchase of 130,843 and 135,218 shares of common stock, respectively, for the thirteen and thirty-nine weeks ended November 3, 2015 and 15,388 and 6,638 shares of common stock for the thirteen and thirty-nine weeks ended October 28, 2014, respectively, and excludes 204,047 shares of non-vested restricted stock for the thirteen and thirty-nine weeks ended November 3, 2015, and excludes 149,161 shares of non-vested restricted stock for the thirteen and thirty-nine weeks ended October 28, 2014.

8. Stock-Based Compensation

2011 Omnibus Incentive Plan—On November 3, 2011, the Company’s board of directors and shareholders adopted the Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan to provide for the grant of equity-based awards to Company employees, directors and other service providers. A total of 4,206,000 shares of the Company’s common stock were reserved for grants under the 2011 Omnibus Incentive Plan. There were 2,111,276 shares available for future grants under the stock incentive plan as of November 3, 2015.

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

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the stock option grants, exercises, and forfeitures for the thirty-nine weeks ended November 3, 2015 (in thousands, except per share amounts):

		Weighted
		Average
	Stock	Exercise Price
	Options	Per Share
Outstanding, as of February 3, 2015	957	$23.86
Granted (a)	48	$60.74
Exercised (b)	(94)	$20.05
Forfeited	(13)	$36.61
Outstanding, as of November 3, 2015 (c)	898	$26.03
Exercisable, as of November 3, 2015 (d)	433	$22.80

(a)	The weighted average grant date fair value of stock options granted during the thirty-nine weeks ended November 3, 2015 was $34.62.

(b)

The aggregate intrinsic value of stock options exercised during the thirty-nine weeks ended November 3, 2015 was $4.1 million. The weighted average market price of shares exercised during the thirty-nine weeks ended November 3, 2015 was $63.49.

(c)

Stock options outstanding as of November 3, 2015 have a weighted average remaining contractual term of 6.50 years and an aggregate intrinsic value of $18.6 million based on the market value of the Company’s common stock on November 3, 2015.

(d)

Stock options exercisable as of November 3, 2015 have a weighted average remaining contractual term of 6.23 years and an aggregate intrinsic value of $9.9 million based on the market value of the Company’s common stock on November 3, 2015.

Future vesting dates on the stock options range from November 17, 2015 to September 9, 2019, and expiration dates range from November 17, 2021 to September 9, 2025 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of November 3, 2015 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of November 3, 2015 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Time Based
$19.00 - $29.26	353	6.03	$19.55	158	5.95	$19.53
$36.84 - $57.05	134	8.15	$46.35	52	8.02	$44.29
$60.74 - $60.74	48	9.86	$60.74	—	—	$—
Market Based
$19.00 - $29.26	345	5.83	$19.43	214	5.95	$19.37
$36.84 - $57.05	18	7.48	$36.84	9	7.48	$36.84

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

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following assumptions were used to calculate the fair value of the Company’s time-based stock options on the date of grant utilizing the Black-Scholes option pricing model:

Thirty-Nine Weeks Ended November 3, 2015
Weighted average expected life (in years)	6.25
Volatility factor	60%
Dividend yield	0%
Risk-free interest rate	1.65%

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

For the thirteen and thirty-nine weeks ended November 3, 2015, the Company recognized $0.8 million and $2.0 million, respectively, of compensation expense associated with stock option awards in general and administrative expenses in the consolidated statement of operations compared to $0.8 million and $2.0 million, respectively, for the thirteen and thirty-nine weeks ended October 28, 2014. The Company did not capitalize any equity-based compensation costs related to stock options during the thirteen and thirty-nine weeks ended November 3, 2015 and October 28, 2014.

As of November 3, 2015, the Company estimates that a total of approximately $4.4 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 2.26 years for unvested stock option awards issued and outstanding.

Restricted Stock—The Company grants restricted stock to certain employees and to non-employee independent directors. A portion of the restricted stock granted to the Company’s employees is subject to time-based vesting schedules, while the remaining portion of the restricted stock is subject to market-based vesting schedules, with such vesting based on specified stock price targets.

The following table summarizes the restricted stock grants, vesting, and forfeitures for the thirty-nine weeks ended November 3, 2015 (in thousands, except per share amounts):

		Weighted
		Average
	Restricted	Fair
	Shares	Value
Outstanding, as of February 3, 2015	350	$35.81
Granted (a)	227	$50.85
Vested (b)	(95)	$38.34
Forfeited	(11)	$34.45
Unvested, as of November 3, 2015	471	$42.55

(a)	The total grant-date fair value of restricted stock awards granted during the thirty-nine weeks ended November 3, 2015 was $11.5 million.

(b)	The total fair value of awards vested during the thirty-nine weeks ended November 3, 2015 was $4.6 million.

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

The following assumptions were used to calculate the fair value of the Company’s market-based restricted stock on the grant date utilizing a Monte Carlo Simulation approach:

Thirty-Nine Weeks Ended November 3, 2015
Weighted average expected life (in years)	4
Volatility factor	40%
Dividend yield	0%
Risk-free interest rate	1.29%

For the thirteen and thirty-nine weeks ended November 3, 2015, the Company recognized $2.0 million and $5.3 million, respectively, of compensation expense associated with restricted stock awards in general and administrative expenses in the condensed consolidated statement of operations compared to $1.6 million and $3.0 million, respectively for the thirteen and thirty-nine weeks ended October 28, 2014. The Company did not capitalize any equity-based compensation costs related to restricted stock awards during the thirteen and thirty-nine weeks ended November 3, 2015 and October 28, 2014.

As of November 3, 2015, the Company estimates that a total of approximately $13.9 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 2.83 years for unvested restricted stock awards.

9. Commitments and Contingencies

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

10. Subsequent Events

On November 13, 2015 the Company entered into an agreement to purchase substantially all of the retail assets and operations of Double J-RD, LLC, a former franchisee which operated stores under the Mattress Firm brand in East Texas and Louisiana. On November 17, 2015, the Company completed the foregoing acquisition for an aggregate purchase price of approximately $3.7 million, subject to working capital and other customary adjustments.  The acquisition adds nine retail stores to the Mattress Firm company-operated store base.

On November 25, 2015, the Company’s wholly-owned subsidiary entered into an agreement to acquire all of the outstanding equity interests in HMK Mattress Holdings LLC, which indirectly operates stores in 17 states in the Northeast, New England, the Mid-Atlantic and Illinois, primarily under the Sleepy’s brand.  The Company anticipates this transaction will close during the first half of its 2016 fiscal year.  The acquisition will add approximately 1,050 mattress specialty retail stores to the Mattress Firm company-operated store base for an aggregate purchase price of approximately $780 million, subject to working capital and other customary adjustments. As part of the transaction, Adam Blank, the current chief operating officer and general counsel of Sleepy’s, will contribute up to $10 million of the equity value he holds in HMK Mattress Holdings LLC in exchange for shares of common stock, par value $0.01 per share, of the Company at a conversion

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

price of $43.36 per share.  As part of the consideration, the Company has agreed to assume certain additional quantified liabilities totaling approximately $30 million, which represent primarily mortgages on owned real estate.

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

In this report, we refer to earnings before interest, taxes, depreciation and amortization and other adjustments (such as goodwill impairment charges, loss on store closings and acquisition expenses), or “Adjusted EBITDA.” Adjusted EBITDA is not a performance measure under accounting principles generally accepted in the United States, or “U.S. GAAP.” See “Adjusted EBITDA to Net Income Reconciliation” on page 29 and 30 for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Tuesday closest to January 31. Each fiscal year is described by the period of the calendar year that comprises the majority of the fiscal year period. For example, the fiscal year ending February 2, 2016 is described as “fiscal 2015.” Fiscal 2015 contains 52 weeks.

Executive Summary

Key results for the thirteen and thirty-nine weeks ended November 3, 2015 include:

•

Net sales increased $235.2 million, or 50.7%, to $699.5 million for the thirteen weeks ended November 3, 2015, compared to $464.3 million for the comparable prior year period primarily as the result of an increase in the number of stores we operated and an increase in comparable-store sales. Comparable-store sales increased 3.8% during the thirteen weeks ended November 3, 2015. Net sales increased $715.4 million, or 59.2%, to $1,923.1 million for the thirty-nine weeks ended November 3, 2015, compared to $1,207.7 million for the comparable prior year period primarily as the result of an increase in the number of stores we operated and an increase in comparable-store sales. Comparable-store sales increased 2.8% during the thirty-nine weeks ended November 3, 2015.

•

Income from operations for the thirteen weeks ended November 3, 2015 was $47.8 million. Excluding $8.4 million of acquisition-related expenses, secondary offering costs, and severance charges, adjusted income from operations was $56.2 million, and adjusted operating margin during the thirteen weeks ended November 3, 2015 decreased 140 basis-points from 9.4% during the thirteen weeks ended October 28, 2014 to 8.0% during the thirteen weeks ended November 3, 2015. This operating margin decrease on an adjusted basis (excluding acquisition-related, secondary offering costs, and severance charges) is comprised of a 70 basis-point increase from general and administrative expense leverage, offset by a160 basis-point decline in gross margin, a 40 basis-point decrease from sales and marketing expense deleverage, and 10 basis-points of combined operating margin declines in franchise fees and from losses on store closings. Income from operations for the thirty-nine weeks ended November 3, 2015 was $112.2 million. Excluding $21.6 million of acquisition-related expenses, enterprise resource planning (“ERP”) system implementation costs, secondary offering costs, and impairment and severance charges, adjusted income from operations was $133.8 million, and adjusted operating margin during the thirty-nine weeks ended November 3, 2015 decreased 140 basis-points from 8.4% during the thirty-nine weeks ended October 28, 2014 to 7.0% during the thirty-nine weeks ended November 3, 2015. This operating margin decrease on an adjusted basis (excluding acquisition-related, ERP system implementation costs, secondary offering costs, and impairment and severance charges) is comprised of a 50 basis-point increase from general and administrative expense leverage, offset by a 110 basis-point decline in gross margin, a 70 basis-point decrease from sales and marketing expense deleverage, and 10 basis-points of combined operating margin declines in franchise fees and from losses on store closings. (Adjusted income from operations is not a performance measure under U.S. GAAP. See “Reconciliation of Reported (U.S. GAAP) to Adjusted Statements of Operations Data” on pages 31 and 32 for a reconciliation of net income as reported to adjusted net income.)

•

Adjusted EBITDA increased $22.7 million to $78.4 million for the thirteen weeks ended November 3, 2015, compared with $55.7 million for the comparable prior year period. Adjusted EBITDA as a percentage of net sales decreased to 11.2% during the thirteen weeks ended November 3, 2015, compared with 12.0% for the comparable prior year period. Adjusted EBITDA increased $57.0 million to $192.7 million for the thirty-nine weeks ended November 3, 2015, compared with $135.7 million for the comparable prior year period. Adjusted EBITDA as a percentage of net sales decreased to 10.0% during the thirty-nine weeks ended November 3, 2015, compared with 11.2% for the comparable prior year period. (See “Adjusted EBITDA to Net Income Reconciliation” on page 29 and 30 for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.)

Results of Operations

The following table presents the consolidated historical financial operating data for each period indicated (amounts in thousands). The historical results are not necessarily indicative of results to be expected for any future period.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 28,	% of	November 3,	% of	October 28,	% of	November 3,	% of
	2014	Sales	2015	Sales	2014	Sales	2015	Sales
Net sales	$464,278	100.0%	$699,507	100.0%	$1,207,731	100.0%	$1,923,125	100.0%
Costs of sales	281,323	60.6%	434,767	62.2%	740,522	61.3%	1,199,607	62.4%
Gross profit from retail operations	182,955	39.4%	264,740	37.8%	467,209	38.7%	723,518	37.6%
Franchise fees and royalty income	1,238	0.3%	1,578	0.3%	3,516	0.3%	3,978	0.2%
Total gross profit	184,193	39.7%	266,318	38.1%	470,725	39.0%	727,496	37.8%
Sales and marketing expenses	109,632	23.7%	168,312	24.1%	285,295	23.7%	469,329	24.4%
General and administrative expenses	42,783	9.2%	49,608	7.1%	110,358	9.1%	143,865	7.5%
Loss on store closings and impairment of store assets	133	—%	586	0.1%	1,039	0.1%	2,054	0.1%
Income from operations	31,645	6.8%	47,812	6.8%	74,033	6.1%	112,248	5.8%
Other expense, net	6,355	1.4%	10,161	1.4%	12,640	1.0%	30,460	1.5%
Income before income taxes	25,290	5.4%	37,651	5.4%	61,393	5.1%	81,788	4.3%
Income tax expense	9,677	2.0%	13,778	2.0%	23,762	2.0%	30,556	1.6%
Net income	$15,613	3.4%	$23,873	3.4%	$37,631	3.1%	$51,232	2.7%

Thirteen Weeks Ended November 3, 2015 Compared to Thirteen Weeks Ended October 28, 2014

Net sales.    Net sales are recognized upon delivery and acceptance of mattresses and bedding products by our customers and include fees collected for delivery services, and are recorded net of estimated returns and net of sales tax collected from customers and remitted to various taxing jurisdictions. Net sales increased $235.2 million, or 50.7%, to $699.5 million during the thirteen weeks ended November 3, 2015, compared to $464.3 million during the thirteen weeks ended October 28, 2014 primarily as a result of an increase in the number of stores we operated and an increase in comparable-store sales. The components of the net sales increase for the thirteen weeks ended November 3, 2015 as compared to the thirteen weeks ended October 28, 2014 were as follows (in millions):

Progression in Net Sales
Thirteen Weeks Ended November 3, 2015
Net sales for prior year period	$464.3
Increase (decrease) in net sales:
Comparable-store sales	17.2
New stores	62.1
Acquired stores	159.5
Closed stores	(3.6)
Increase in net sales, net	235.2
Net sales for current year period	$699.5
% increase	50.7%

Comparable-store net sales increased 3.8%, which was primarily the result of an increase in average ticket for mattress sales. The increase in our net sales from new stores was the result of 305 new stores opened at various times during the fifty-three week period ended November 3, 2015, including 87 stores opened during the thirteen week period ended November 3, 2015, prior to their inclusion in the comparable-store sales calculation which begins with the thirteenth full fiscal period of operations. The increase in net sales from acquired stores was the result of the acquisitions of 55 Sleep Experts stores in April 2014, 67 stores formerly operated by Mattress Liquidators in June 2014, 15 stores formerly operated by Best Mattress in September 2014, 131 stores formerly operated by Back to Bed in September 2014, 314 Sleep Train stores in October 2014, 45 stores formerly operated by Sleep America in January 2015 and four stores formerly operated by Mattress World in January 2015. We closed 45 stores during the fifty-three week period ended November 3, 2015, including 15 stores during the thirteen week period ended November 3, 2015.

The components of net sales by major category of product and services were as follows (in millions):

	Thirteen Weeks Ended
	October 28,	% of	November 3,	% of
	2014	Total	2015	Total
Conventional mattresses	$208.4	44.9%	$350.1	50.0%
Specialty mattresses	211.9	45.6%	286.6	41.0%
Furniture and accessories	35.7	7.7%	53.8	7.7%
Total product sales	456.0	98.2%	690.5	98.7%
Delivery service revenues	8.3	1.8%	9.0	1.3%
Total net sales	$464.3	100.0%	$699.5	100.0%

The activity with respect to the number of company-operated store units was as follows:

Thirteen Weeks Ended November 3, 2015
Store units, beginning of period	2,223
New stores	87
Closed stores	(15)
Store units, end of period	2,295

Cost of sales.    Cost of sales consists of the following:

•	Costs associated with purchasing and delivering our products to our stores and customers, net of vendor incentives earned on the purchase of products subsequently sold;
•	Physical inventory losses;
•	Store and warehouse occupancy and depreciation expense of related facilities and equipment;
•	Store and warehouse operating costs, including warehouse (i) labor costs, (ii) utilities, (iii) repairs and maintenance, (iv) supplies and (v) store facilities; and
•	Estimated costs to provide for customer returns and exchanges and to service customer warranty claims.

Cost of sales increased $153.5 million, or 54.5%, to $434.8 million during the thirteen weeks ended November 3, 2015, compared to $281.3 million during the thirteen weeks ended October 28, 2014. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales increased to 62.2% during the thirteen weeks ended November 3, 2015, as compared to 60.6% for the comparable prior year period.

Product costs increased by $94.5 million, or 53.9%, to $269.8 million during the thirteen weeks ended November 3, 2015, compared with $175.3 million during the thirteen weeks ended October 28, 2014. The increase in the amount of product costs is primarily the result of the corresponding increase in net sales. Product costs as a percentage of net sales increased to 38.6% during the thirteen weeks ended November 3, 2015, as compared to 37.8% for the comparable prior year period.

Store and warehouse occupancy costs, consisting primarily of lease related costs of rented facilities, increased $31.5 million, or 50.6%, to $93.9 million during the thirteen weeks ended November 3, 2015, compared to $62.4 million for the corresponding prior year period. The increase in the amount of store and warehouse occupancy costs during the thirteen weeks ended November 3, 2015 was mainly attributable to the increase in the number of stores we operated and the warehouse operations in a number of new markets opened or acquired. Store and warehouse occupancy costs as a percentage of net sales remained flat at 13.4% during both the thirteen weeks ended November 3, 2015 and October 28, 2014. The increase in store and warehouse occupancy costs as a percentage of net sales during the thirteen weeks ended November 3, 2015 was mostly attributable to our entrance into new markets that resulted in less scale and cost leverage relative to established markets, partially offset by leverage generated from comparable-store sales growth in our established markets.

Depreciation expense related to leasehold improvements and other fixed assets used in stores and warehouse operations increased $5.3 million, or 61.3%, to $14.0 million, during the thirteen weeks ended November 3, 2015, compared to $8.7 million during the thirteen weeks ended October 28, 2014. The increase in depreciation expense was primarily attributable to the increase in the number of stores we operated during the thirteen weeks ended November 3, 2015, as compared with the comparable prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $22.0 million, or 63.0%, to $57.0 million during the thirteen weeks ended November 3, 2015, compared to $35.0 million during the thirteen weeks ended October 28, 2014, primarily as a result of the increase in net sales and in the increased number of stores we operated during the thirteen weeks ended November 3, 2015, as compared with the corresponding prior year period.

Gross profit from retail operations.  As a result of the above, gross profit from retail operations increased $81.7 million, or 44.7%, to $264.7 million during the thirteen weeks ended November 3, 2015, compared with $183.0 million during the thirteen weeks ended October 28, 2014. Gross profit from retail operations as a percentage of net sales decreased to 37.8% during the thirteen weeks ended November 3, 2015, as compared to 39.4% during the thirteen weeks ended October 28, 2014, for the reasons discussed above.

Franchise fees and royalty income.    Franchise fees and royalty income represents initial franchise fees earned upon the opening of new franchisee stores and ongoing royalties based on a percentage of gross franchisee sales.  Franchise fees and royalty income increased $0.4 million, or 27.5%, to $1.6 million during the thirteen weeks ended November 3, 2015, compared to $1.2 million during the thirteen weeks ended October 28, 2014. Our franchisees operated 125 stores at November 3, 2015, as compared to 111 stores at October 29, 2014.

Sales and marketing expenses.    Sales and marketing expenses consist of the following:

•	Advertising and media production;
•	Payroll and benefits for sales associates; and
•	Merchant service fees for customer credit and debit card payments, check guarantee fees and promotional financing expense.

Sales and marketing expenses increased $58.7 million, or 53.5%, to $168.3 million during the thirteen weeks ended November 3, 2015, compared to $109.6 million during the thirteen weeks ended October 28, 2014. Sales and marketing expenses as a percentage of net sales increased to 24.1% during the thirteen weeks ended November 3, 2015, compared to 23.7% during the thirteen weeks ended October 28, 2014. The components of sales and marketing expenses are explained below.

Advertising expense increased $15.3 million, or 39.3%, to $54.3 million during the thirteen weeks ended November 3, 2015, from $39.0 million during the thirteen weeks ended October 28, 2014. The increase in the amount of advertising spend was a result of our expansion into new markets from acquisitions and new store additions. Advertising expense as a percentage of net sales decreased to 7.8% during the thirteen weeks ended November 3, 2015, compared to 8.4% during the thirteen weeks ended October 28, 2014. We receive funds from time to time from certain vendors for the advertisement of their products, and we recognize these funds as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $3.3 million during the thirteen weeks ended November 3, 2015, compared with $4.8 million during the thirteen weeks ended October 28, 2014.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, but also including costs incurred to accept payments from our customers, such as credit card and third party finance fees, increased $43.4 million, or 61.4%, to $114.0 million during the thirteen weeks ended November 3, 2015, compared to $70.6 million during the thirteen weeks ended October 28, 2014, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales increased to 16.3% during the thirteen weeks ended November 3, 2015 compared to 15.2% during the thirteen weeks ended October 28, 2014.

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

General and administrative expenses increased $6.8 million, or 16.0%, to $49.6 million for the thirteen weeks ended November 3, 2015, compared to $42.8 million for the thirteen weeks ended October 28, 2014. The increase in general and administrative expenses was primarily a result of our growth, including a $7.0 million increase in wages, benefits and stock-based compensation resulting from employee additions to our corporate office, a $2.2 million increase in various other general and administrative expense categories, a $1.4 million increase in depreciation and amortization expense related to our recent acquisitions, offset by a $1.9 million decrease in acquisition-related costs and a $1.9 million decrease in ERP system implementation training costs. General and administrative expenses as a percentage of net sales decreased to 7.1% during the thirteen weeks ended November 3, 2015, compared to 9.2% for the comparable prior year period. The decrease in general and administrative expense as a percentage of net sales is primarily due to the decrease in acquisition-related and ERP implementation training costs noted above and a decrease in cost of administrative labor as a percentage of net sales. General and administrative expenses for the thirteen weeks ended November 3, 2015 and October 28, 2014 included $8.4 million and $12.1 million, respectively, of primarily acquisition-related costs, ERP system implementation training costs, secondary offering costs and severance charges. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

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

Loss on store closings and impairment of store assets increased $0.5 million to $0.6 million for the thirteen weeks ended November 3, 2015, compared to $0.1 million for the thirteen weeks ended October 28, 2014.

Other expense, net.    Other expense, net includes interest income, interest expense and loss on early debt extinguishments. Interest expense includes interest on outstanding debt, amortization of debt discounts, and amortization of financing costs.  Other expense, net, for both periods consisted primarily of interest expense. Interest expense, net increased $6.1 million to $10.2 million for the thirteen weeks ended November 3, 2015, compared to $4.1 million for the thirteen weeks ended October 28, 2014 primarily as a result of an increase in term and revolver borrowings to fund the prior fiscal year acquisitions. We incurred a $2.3 million loss on early debt extinguishment relating to the refinancing of our prior senior credit facility in the thirteen weeks ended October 28, 2014.

Income tax expense.  We recognized $13.8 million of income tax expense during the thirteen weeks ended November 3, 2015, compared to $9.7 million of income tax expense during the thirteen weeks ended October 28, 2014. The effective tax rate was 36.6% during the thirteen weeks ended November 3, 2015 and 38.3% during the thirteen weeks ended October 28, 2014. The effective tax rate of 36.6% for the current period differs from the federal statutory rate of 35.0% primarily due to state income taxes.

Net income.  As a result of the above, net income was $23.9 million during the thirteen weeks ended November 3, 2015 compared to $15.6 million during the thirteen weeks ended October 28, 2014.

Thirty-Nine Weeks Ended November 3, 2015 Compared to Thirty-Nine Weeks Ended October 28, 2014

Net sales.  Net sales increased $715.4 million, or 59.2%, to $1,923.1 million during the thirty-nine weeks ended November 3, 2015, compared to $1,207.7 million during the thirty-nine weeks ended October 28, 2014 primarily as a result of an increase in the number of stores we operated and an increase in comparable-store sales. The components of the net sales increase for the thirty-nine weeks ended November 3, 2015 as compared to the thirty-nine weeks ended October 28, 2014 were as follows (in millions):

Progression in Net Sales
Thirty-Nine Weeks Ended November 3, 2015
Net sales for prior year period	$1,207.7
Increase (decrease) in net sales:
Comparable-store sales	32.4
New stores	165.3
Acquired stores	526.6
Closed stores	(8.9)
Increase in net sales, net	715.4
Net sales for current year period	$1,923.1
% increase	59.2%

Comparable-store net sales increased 2.8%, which was primarily the result of an increase in average ticket for mattress sales offset by a decrease in mattress units sold. The increase in our net sales from new stores was the result of 305 new stores opened at various times during the fifty-three week period ended November 3, 2015, including 236 stores opened during the thirty-nine week period ended November 3, 2015, prior to their inclusion in the comparable-store sales calculation which begins with the thirteenth full fiscal period of operations. The increase in net sales from acquired stores was the result of the acquisitions of 34 stores formerly operated by Yotes in March 2014, three stores formerly operated by Southern Max in March 2014, 55 Sleep Experts stores in April 2014, 67 stores formerly operated by Mattress Liquidators in June 2014, 15 stores formerly operated by Best Mattress in September 2014, 131 stores formerly operated by Back to Bed in September 2014, 314 Sleep Train stores in October 2014, 45 stores formerly operated by Sleep America in January 2015 and four stores formerly operated by Mattress World in January 2015. We closed 45 stores during the fifty-three week period ended November 3, 2015, including 35 stores during the thirty-nine week period ended November 3, 2015.

The components of net sales by major category of product and services were as follows (in millions):

	Thirty-Nine Weeks Ended
	October 28,	% of	November 3,	% of
	2014	Total	2015	Total
Conventional mattresses	$567.6	47.0%	$973.9	50.6%
Specialty mattresses	525.7	43.5%	777.7	40.4%
Furniture and accessories	91.4	7.6%	147.3	7.7%
Total product sales	1,184.7	98.1%	1,898.9	98.7%
Delivery service revenues	23.0	1.9%	24.2	1.3%
Total net sales	$1,207.7	100.0%	$1,923.1	100.0%

 The activity with respect to the number of company-operated store units was as follows:

Thirty-Nine Weeks Ended November 3, 2015
Store units, beginning of period	2,094
New stores	236
Closed stores	(35)
Store units, end of period	2,295

Cost of sales.  Cost of sales increased $459.1 million, or 62.0%, to $1,199.6 million during the thirty-nine weeks ended November 3, 2015, compared to $740.5 million during the thirty-nine weeks ended October 28, 2014. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales increased to 62.4% during the thirty-nine weeks ended November 3, 2015, as compared to 61.3% for the comparable prior year period.

Product costs increased by $276.1 million, or 60.7%, to $730.8 million during the thirty-nine weeks ended November 3, 2015, compared with $454.7 million during the thirty-nine weeks ended October 28, 2014. The increase in the amount of product costs is primarily the result of the corresponding increase in net sales. Product costs as a percentage of net sales increased to 38.0% during the thirty-nine weeks ended November 3, 2015 from 37.6% during the thirty-nine weeks ended October 28, 2014.

Store and warehouse occupancy costs, consisting primarily of lease related costs of rented facilities, increased $105.0 million, or 62.5%, to $273.0 million during the thirty-nine weeks ended November 3, 2015, compared to $168.0 million for the corresponding prior year period. The increase in the amount of store and warehouse occupancy costs during the thirty-nine weeks ended November 3, 2015 was mainly attributable to the increase in the number of stores we operated and the warehouse operations in a number of new markets opened or acquired. Store and warehouse occupancy costs as a percentage of net sales increased to 14.2% during the thirty-nine weeks ended November 3, 2015, compared to 13.9% during the thirty-nine weeks ended October 28, 2014. The increase in store and warehouse occupancy costs as a percentage of net sales during the thirty-nine weeks ended November 3, 2015 was mostly attributable to our entrance into new markets that resulted in less scale and cost leverage relative to established markets, partially offset by leverage generated from comparable-store sales growth in our established markets.

Depreciation expense related to leasehold improvements and other fixed assets used in stores and warehouse operations increased $14.2 million, or 58.2%, to $38.7 million, during the thirty-nine weeks ended November 3, 2015, compared to $24.5 million during the thirty-nine weeks ended October 28, 2014. The increase in expense was primarily attributable to the increase in the number of stores we operated during the thirty-nine weeks ended November 3, 2015, as compared with the comparable prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $63.7 million, or 68.3%, to $157.1 million during the thirty-nine weeks ended November 3, 2015, compared to $93.4 million during the thirty-nine weeks ended October 28, 2014, primarily as a result of the increase in net sales and in the increased number of stores we operated during the thirty-nine weeks ended November 3, 2015, as compared with the corresponding prior year period.

Gross profit from retail operations.  As a result of the above, gross profit from retail operations increased $256.3 million, or 54.9%, to $723.5 million during the thirty-nine weeks ended November 3, 2015, compared with $467.2 million during the thirty-nine weeks ended October 28, 2014. Gross profit from retail operations as a percentage of net sales decreased to 37.6% during the thirty-nine weeks ended November 3, 2015, as compared to 38.7% during the thirty-nine weeks ended October 28, 2014, for the reasons discussed above.

Franchise fees and royalty income.  Franchise fees and royalty income increased $0.5 million, or 13.1%, to $4.0 million during the thirty-nine weeks ended November 3, 2015, compared to $3.5 million during the thirty-nine weeks ended October 28, 2014.

Sales and marketing expenses.  Sales and marketing expenses increased $184.0 million, or 64.5%, to $469.3 million during the thirty-nine weeks ended November 3, 2015, compared to $285.3 million during the thirty-nine weeks ended October 28, 2014. Sales and marketing expenses as a percentage of net sales increased to 24.3% during the thirty-nine weeks ended November 3, 2015, compared to 23.7% during the thirty-nine weeks ended October 28, 2014. The components of sales and marketing expenses are explained below.

Advertising expense increased $57.9 million, or 56.6%, to $160.3 million during the thirty-nine weeks ended November 3, 2015, from $102.4 million during the thirty-nine weeks ended October 28, 2014. The increase in the amount of advertising spend was a result of our expansion into new markets from acquisitions and new store additions. Advertising expense as a percentage of net sales decreased to 8.3% during the thirty-nine weeks ended November 3, 2015, compared to 8.5% during the thirty-nine weeks ended October 28, 2014. We receive funds from time to time from certain vendors for the advertisement of their products, and we recognize these funds as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $10.3 million during the thirty-nine weeks ended November 3, 2015, compared with $9.4 million during the thirty-nine weeks ended October 28, 2014.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, but also including costs incurred to accept payments from our customers, such as credit card and third party finance fees, increased $126.2 million, or 68.9 to $309.1 million during the thirty-nine weeks ended November 3, 2015, compared to $182.9 million during the thirty-nine weeks ended October 28, 2014, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales increased to 16.1% during the thirty-nine weeks ended November 3, 2015, compared to 15.1% during the thirty-nine weeks ended October 28, 2014.

General and administrative expenses.  General and administrative expenses increased $33.5 million, or 30.4%, to $143.8 million for the thirty-nine weeks ended November 3, 2015, compared to $110.4 million for the thirty-nine weeks ended October 28, 2014. The increase in general and administrative expenses was primarily a result of our growth, including a $24.1 million increase in wages, benefits and stock-based compensation resulting from employee additions to our corporate office, a $10.6 million increase in various other general and administrative expense categories, a $4.1 million increase in depreciation and amortization expense related to our recent acquisitions, offset by a $1.2 million decrease in acquisition-related costs and a $4.1 million decrease in ERP system implementation training costs. General and administrative expenses as a percentage of net sales decreased to 7.5% during the thirty-nine weeks ended November 3, 2015, compared to 9.1% for the comparable prior year period. The decrease in general and administrative expense as a percentage of net sales is primarily due to the decrease in acquisition-related and ERP implementation training costs noted above and a decrease in cost of administrative labor as a percentage of net sales. General and administrative expenses for the thirty-nine weeks ended November 3, 2015 and October 28, 2014 included $21.6 million and $27.7 million, respectively, of primarily acquisition-related costs, ERP system implementation training costs, secondary offering costs and severance charges.

Loss on store closings and impairment of store assets.  Loss on store closings and impairment of store assets increased $1.1 million, or 97.6%, to $2.1 million for the thirty-nine weeks ended November 3, 2015, compared to $1.0 million for the thirty-nine weeks ended October 28, 2014. The increase is primarily the result of an increase of $0.3 million in store-level fixed asset impairment charges and an increase of $0.8 million in other costs related to closed stores.

Other expense, net.  Other expense, net, for both periods consisted primarily of interest expense. Interest expense, net increased $20.1 million to $30.5 million for the thirty-nine weeks ended November 3, 2015, compared to $10.4 million for the thirty-nine weeks ended October 28, 2014 primarily as a result of an increase in term and revolver borrowings to fund the prior fiscal year acquisitions. We incurred a $2.3 million loss on early debt extinguishment relating to the refinancing of our prior senior credit facility in the thirty-nine weeks ended October 28, 2014.

Income tax expense.  We recognized $30.6 million of income tax expense during the thirty-nine weeks ended November 3, 2015, compared to $23.8 million of income tax expense during the thirty-nine weeks ended October 28, 2014. The effective tax rate was 37.4% during the thirty-nine weeks ended November 3, 2015 and 38.7% during the thirty-nine weeks ended October 28, 2014. The effective tax rate of 37.4% for the current period differs from the federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the release of $0.4 million in liabilities for unrecognized tax benefits as a result of settling an audit.

Our estimated full year effective tax rate for fiscal 2015 is 38.4%, which is above the federal statutory rate of 35.0% primarily due to state income taxes, partially offset by a reduction in the Texas Gross Margins tax rate.

Net income.  As a result of the above, net income was $51.2 million during the thirty-nine weeks ended November 3, 2015 compared to $37.6 million during the thirty-nine weeks ended October 28, 2014.

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

Liquidity and Capital Resources

The following table summarizes the principal elements of our cash flows (in thousands):

	Thirty-Nine Weeks Ended
	October 28,	November 3,
	2014	2015
Total cash provided by (used in):
Operating activities	$79,556	$164,611
Investing activities	(616,011)	(95,919)
Financing activities	518,503	(71,885)
Net decrease in cash and cash equivalents	(17,952)	(3,193)
Cash and cash equivalents, beginning of period	22,878	13,475
Cash and cash equivalents, end of period	$4,926	$10,282

Operating cash flows.  Net cash provided by operating activities was $164.6 million for the thirty-nine weeks ended November 3, 2015, compared to $79.6 million for the thirty-nine weeks ended October 28, 2014. The $85.0 million increase in cash flows from operating activities as compared to the prior year period was primarily due to changes in operating assets and liabilities related to normal fluctuations in the timing of cash collections and cash requirements which provided an additional $43.2 million in cash. Cash provided by construction allowances from landlords increased $3.7 million for the thirty-nine weeks ended November 3, 2015 as compared to the thirty-nine weeks ended October 28, 2014. Although net income increased by $13.6 million from the thirty-nine weeks ended November 3, 2015 compared to the thirty-nine weeks ended October 28, 2014, the add-back of non-cash charges such as depreciation expense resulted in an additional $24.5 million increase in cash compared to the thirty-nine weeks ended October 28, 2014.

Investing cash flows.  Net cash used in investing activities was $95.9 million for the thirty-nine weeks ended November 3, 2015, compared to net cash used of $616.0 million for the thirty-nine weeks ended October 28, 2014. The $520.1 million decrease was primarily due to a $561.1 million decrease in cash used for acquisitions during the thirty-nine weeks ended November 3, 2015 offset by an increase in capital expenditures of $41.0 million primarily due to the rebranding of recently acquired stores and new store openings. We opened 236 new stores during the thirty-nine weeks ended November 3, 2015, compared to 163 new stores in the thirty-nine weeks ended October 28, 2014.

Financing cash flows.  Net cash used in financing activities was $71.9 million for the thirty-nine weeks ended November 3, 2015, compared to net cash provided of $518.5 million for the thirty-nine weeks ended October 28, 2014. The $590.4 million decrease in cash used in financing activities was primarily the result of net decreased borrowings of $599.3 million which were used to finance acquisitions in the prior year period, a decrease of $1.1 million of cash provided by the exercise of common stock options, a decrease of $0.4 million of excess tax benefits associated with stock-based awards, offset by a $10.2 million decrease in debt issuance costs associated with the prior fiscal year debt refinancing and a $0.2 million increase due to lower cash paid to purchase vested stock-based awards.

Covenant Compliance

The 2014 Senior Credit Facility requires us to comply on a quarterly basis with one financial covenant, which is a minimum fixed charge coverage ratio. This financial covenant is measured using, among other things, Adjusted EBITDA of MHC and its subsidiaries, as adjusted to include pro forma results of new stores.

At November 3, 2015, there was $5.0 million in outstanding revolver borrowings under the 2014 Senior Credit Facility. There were standby letters of credit outstanding in the amount of $4.8 million and additional borrowing capacity of $92.3 million.

For more information about the restrictive covenants imposed on us by the 2014 Senior Credit Facility, please see “Risk Factors” in the Fiscal 2014 Annual Report.

We were in compliance with the sole financial covenant required under the 2014 Senior Credit Facility as of November 3, 2015. We believe that we will be able to maintain compliance with the covenant required under our debt facilities for the next twelve months without amending the credit facility or requesting waivers from the lenders that are party to the agreement.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplemental measure. The following table contains a reconciliation of our net income determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	November 3,	October 28,	November 3,
	2014	2015	2014	2015
Net income	$15,613	$23,873	$37,631	$51,232
Income tax expense	9,677	13,778	23,762	30,556
Interest expense, net	4,067	10,161	10,352	30,460
Depreciation and amortization	10,101	16,370	28,302	45,116
Intangible assets and other amortization	917	1,387	2,528	4,090
EBITDA	40,375	65,569	102,575	161,454
Loss on store closings and impairment of store assets	133	586	1,039	2,054
Loss from debt extinguishment	2,288	—	2,288	—
Stock-based compensation	2,416	2,653	4,973	6,533
Secondary offering costs	—	7	—	487
Vendor new store funds(a)	(391)	857	(834)	1,468
Acquisition-related expenses(b)	10,058	8,156	20,759	19,351
Other(c)	856	547	4,882	1,317
Adjusted EBITDA	$55,735	$78,375	$135,682	$192,664

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

(c)

Consists of various items that management excludes in reviewing the results of operations, including $1.9 million of ERP system implementation costs incurred during the thirteen weeks ended October 28, 2014, and $0.7 million and $4.8 million of ERP system implementation costs incurred during the thirty-nine weeks ended November 3, 2015 and October 28, 2014, respectively.

Reconciliation of Reported (U.S. GAAP) to Adjusted Statements of Operations Data

(In thousands, except share and per share amounts)

The following table provides a reconciliation of our “As Adjusted” statements of operations data for the thirteen and thirty-nine weeks ended October 28, 2014 and November 3, 2015 with the most directly comparable financial measures in our “As Reported”, or U.S. GAAP, statements of operations data. Our “As Adjusted” data is considered a non-U.S. GAAP financial measure and is not in accordance with, or preferable to, “As Reported,” or U.S. GAAP, financial data. However, we are providing this information as we believe it may enhance year-over-year comparisons for investors and financial analysts.

	Thirteen Weeks Ended
	October 28, 2014					November 3, 2015
	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*
As Reported	$31,645	$25,290	$15,613	34,724,199	$0.45	$47,812	$37,651	$23,873	35,539,839	$0.67
% of sales	6.8%	5.4%	3.4%			6.8%	5.4%	3.4%
Acquisition-related costs (1)	10,058	10,058	6,140		0.18	8,156	8,156	5,028		0.14
Secondary offering costs (2)	—	—	—		—	7	7	7		0.00
ERP system implementation costs (3)	1,982	1,982	1,209		0.03	—	—	—		—
Impairment charges (4)	—	—	—		—	—	—	—		—
Other expenses (5)	18	2,306	1,408		0.04	242	242	149		0.01
Total adjustments	12,058	14,346	8,757	—	0.25	8,405	8,405	5,184	—	0.15
As Adjusted	$43,703	$39,636	$24,370	34,724,199	$0.70	$56,217	$46,056	$29,057	35,539,839	$0.82
% of sales	9.4%	8.5%	5.2%			8.0%	6.6%	4.2%

	Thirty-Nine Weeks Ended
	October 28, 2014					November 3, 2015
	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*	Income From Operations	Income Before Income Taxes	Net Income	Diluted Weighted Shares	Diluted EPS*
As Reported	$74,033	$61,393	$37,631	34,562,374	$1.10	$112,248	$81,788	$51,232	35,536,418	$1.44
% of sales	6.1%	5.1%	3.1%			5.8%	4.3%	2.7%
Acquisition-related costs (1)	20,759	20,759	12,680		0.37	19,351	19,351	11,913		0.34
Secondary offering costs (2)	—	—	—		—	487	487	487		0.01
ERP system implementation costs (3)	5,071	5,071	3,097		0.09	666	666	409		0.01
Impairment charges (4)	482	482	294		0.01	735	735	452		0.01
Other expenses (5)	1,369	3,657	2,234		0.06	358	358	220		0.01
Total adjustments	27,681	29,969	18,305	—	0.53	21,597	21,597	13,481	—	0.38
As Adjusted	$101,714	$91,362	$55,936	34,562,374	$1.62	$133,845	$103,385	$64,713	35,536,418	$1.82
% of sales	8.4%	7.6%	4.6%			7.0%	5.4%	3.4%

*Due to rounding to the nearest cent, totals may not equal the sum of the lines in the table above.

(1)    Acquisition-related costs, which are included in the “As Reported” results of operations, consist of acquisition-related costs as defined under U.S. GAAP, including advisory, legal, accounting, valuation, and other professional or consulting fees and, in addition, costs of integrating store and warehouse operations and corporate functions that are not expected to recur as acquisitions are absorbed. On March 3, 2014, we acquired the assets and operations of Yotes, Inc., including 34 mattress specialty retail stores. On March 3, 2014, we acquired the Virginia assets and operations of Southern Max LLC, including 3 mattress specialty retail stores. On April 3, 2014, we acquired the outstanding partnership interests in Sleep Experts Partners, L.P., including 55 mattress specialty retail stores. On June 4, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Mattress Liquidators, Inc., including 67 mattress specialty retail stores, which operated Mattress King retail stores in Colorado and BedMart retail stores in Arizona. On September 8, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Best Mattress Co., Inc., related to the operation of 15 mattress specialty retail stores under the brand Mattress Discounters in Pennsylvania. On September 30, 2014, we acquired substantially all of the mattress specialty retail assets and operations of Back to Bed Inc., M World Mattress LLC, MCStores LLC and TBE Orlando LLC, related to the operation of 131 mattress specialty retail stores under the brands Back to Bed and Bedding Experts in the Chicago metropolitan area and Mattress Barn in the Orlando metropolitan area. On October 20, 2014, we acquired 100% of the outstanding equity interests in The Sleep Train, Inc., related to the operation of 314 mattress specialty retail stores in California, Oregon, Washington, Nevada, Idaho and Hawaii. On January 6, 2015, we acquired substantially all of the mattress specialty retail assets and operations of Sleep America LLC, which operated approximately 45 Sleep America retail stores in Arizona. On January 13, 2015 we acquired substantially all of the mattress specialty retail assets and operations of Mattress World, Inc., related to the operation of 4 mattress specialty retail stores under the brand Mattress World in Pennsylvania. Acquisition-related costs, consisting of direct transaction costs and integration costs, are included in the results of operations as incurred. We incurred approximately $8.2 million and $10.1 million of acquisition-related costs during the thirteen weeks ended November 3, 2015 and October 28, 2014, respectively. We incurred approximately $19.4 million and $20.8 million of acquisition-related costs during the thirty-nine weeks ended November 3, 2015 and October 28, 2014, respectively.

(2)

Reflects approximately $0.5 million for the thirty-nine weeks ended November 3, 2015, respectively, of costs borne by us in connection with a secondary offering of common stock by certain of our selling shareholders which was completed in April 2015. No offering proceeds were received by the Company.

(3)

Reflects implementation costs included in the results of operations as incurred, consisting primarily of training-related costs, related to the roll-out of the Microsoft Dynamics AX for Retail ERP system. During the thirteen weeks ended October 28, 2014, we incurred approximately $2.0 million of ERP system implementation costs which includes $0.1 million of accelerated depreciation expense on our legacy ERP system. During the thirty-nine weeks ended November 3, 2015 and October 28, 2014, we incurred approximately $0.7 million and $5.1 million, respectively, of ERP system implementation costs which includes approximately none and $0.3 million, respectively, of accelerated depreciation expense on our legacy ERP system.

(4)	Reflects approximately $0.7 million and $0.5 million of impairment of store assets recorded in the thirty-nine weeks ended November 3, 2015 and October 28, 2014, respectively.

(5)     Reflects expensed legal fees related to our February 2014 debt amendment and extension recorded in the thirteen weeks ended April 29, 2014, and severance expense resulting from the Company’s realignment of its management structure at the beginning of the second fiscal quarter recorded in the thirteen weeks ended October 28, 2014. Reflects a loss on debt extinguishment incurred in connection with the October 2014 refinancing of our Senior Credit Facility related to the Sleep Train acquisition recorded in the thirteen and thirty-nine weeks ended October 28, 2014. Reflects severance expense related to our changes in organization structure recorded in the thirteen and thirty-nine weeks ended November 3, 2015.

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

Changes in Internal Control

During the thirteen weeks ended November 3, 2015, there were no changes in the Company’s internal controls over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

We acquired The Sleep Train, Inc. on October 20, 2014 and management excluded it from our assessment of the effectiveness of our internal control over financial reporting as of November 3, 2015.  As permitted by the guidelines established by the SEC, companies are allowed to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.  Accordingly, management’s assessment of the effectiveness of the Company’s internal control over financial reporting excluded Sleep Train.

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

In fiscal year 2015, the Company will include Sleep Train in its evaluation of internal control over financial reporting. During the thirty-nine weeks ended November 3, 2015, the Company has been working on several key projects to address the material weakness, included restructuring the database security for Sleep Train’s ERP system, relocating the Sleep Train data center to the location housing the Mattress Firm systems, and starting the implementation of the GITCs used by Mattress Firm for all of Sleep Train’s systems.  Remediation of Sleep Train’s GITCs and documentation of the new processes relating to such remediation efforts began in the second quarter of fiscal 2015 and are expected to be completed by the end of fiscal 2015.

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

MATTRESS FIRM HOLDING CORP.

Date: December 8, 2015	By:	/s/ R. Stephen Stagner
R. Stephen Stagner
Chief Executive Officer (principal executive officer)

Date: December 8, 2015	By:	/s/ Alex Weiss
Alex Weiss
Chief Financial Officer (principal financial officer)

Date: December 8, 2015	By:	/s/ Cathy Hauslein
Cathy Hauslein
Senior Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT LIST

Exhibit
Number	Exhibit Title
Master Retailer Agreement between Tempur-Pedic North America LLC and Mattress Firm, Inc., effective January 1, 2014.
10.1*	Addendum No. 1 to Master Retailer Agreement, between Tempur-Pedic North America, LLC and Mattress Firm, Inc., dated effective January 1, 2015.

10.2*	Addendum No. 1 to Master Retailer Agreement between Sealy Mattress Company and Mattress Firm, Inc., dated effective January 1, 2015.

10.3*	Amendment to Master Retailer Agreement, between Tempur-Pedic North America, LLC and Mattress Firm, Inc., dated effective June 15, 2015.

10.4*	Amendment to Master Retailer Agreement, between Sealy Mattress Company and Mattress Firm, Inc., dated effective June 15, 2015.

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith.

E-1