Form 10-Q
period 2016-05-03
MATTRESS FIRM HOLDING CORP.
filed 2016-06-13
CIK 1419852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 3, 2016

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

As of June 10, 2016, 37,214,651 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ materially from the results expressed or implied by these forward-looking statements are set forth under “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2016 filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2016 (the “Fiscal 2015 Annual Report”) and any additional risk factors identified in our other filings with the SEC. All forward-looking statements in this Quarterly Report on Form 10-Q are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise.

Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	a reduction in discretionary spending by consumers;
•	our ability to profitably open and operate new stores;
•	our relationship with certain mattress manufacturers as our primary suppliers;
•	our dependence on a few key employees;
•	the failure of our acquired businesses to achieve the results we expect;
•	the possible impairment of our goodwill or other acquired intangible assets;
•	the effect of our planned growth and the integration of our acquisitions on our business infrastructure;
•	the impact of seasonality on our financial results and comparable‑store sales;
•	fluctuations in our comparable‑store sales from quarter to quarter;
•	the effectiveness and efficiency of our advertising expenditures;
•	our success in keeping warranty claims and exchange return rates within acceptable levels;
•	our ability to deliver our products in a timely manner;
•	our status as a holding company with no business operations;
•	our ability to anticipate consumer trends;
•	heightened competition;
•	the impact of significant weather events;
•	changes in applicable regulations;

•	risks related to our franchises, including our lack of control over their operations, their ability to finance and open new stores and our liabilities if they default on note or lease obligations;
•	risks related to our stock; and
•	risks related to our franchises, including our lack of control over their operations, their ability to finance and open new stores and our liabilities if they default on note or lease obligations;

•	risks related to our stock; and

•	other factors discussed in “Item 1A. Risk Factors” of Part I of the Fiscal 2015 Annual Report, elsewhere in this report and in our other filings with the SEC.

MATTRESS FIRM HOLDING CORP.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(unaudited)

	February 2,	May 3,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$1,778	$1,138
Accounts receivable, net	64,923	68,171
Inventories	161,190	254,378
Prepaid expenses and other current assets	55,176	76,761
Total current assets	283,067	400,448
Property and equipment, net	317,451	508,526
Intangible assets, net	214,942	104,919
Goodwill	826,728	1,479,136
Deferred income tax asset	—	1,283
Other noncurrent assets, net	16,496	22,394
Total assets	$1,658,684	$2,516,706

Liabilities
Current liabilities:
Notes payable and current maturities of long-term debt	$8,664	$17,398
Accounts payable	164,686	246,449
Accrued liabilities	83,869	141,685
Customer deposits	20,028	41,727
Total current liabilities	277,247	447,259
Long-term debt, net of current maturities	675,033	1,448,681
Deferred income tax liability	52,299	—
Other noncurrent liabilities	142,623	143,388
Total liabilities	1,147,202	2,039,328

Commitments and contingencies (Note 13)

Equity
Common stock, $0.01 par value; 120,000,000 shares authorized; 35,356,859 and 35,294,568 shares issued and outstanding at February 2, 2016; and 37,206,971 and 37,138,689 shares issued and outstanding at May 3, 2016, respectively	353	371
Additional paid-in capital	447,357	512,937
Accumulated retained earnings (deficit)	63,772	(55,391)
Accumulated other comprehensive income	—	71
Total Mattress Firm Holding Corp. equity	511,482	457,988
Noncontrolling interest	—	19,390
Total equity	511,482	477,378
Total liabilities and equity	$1,658,684	$2,516,706

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended
	May 5,	May 3,
	2015	2016

Net sales	$562,554	$839,392
Cost of sales	361,283	573,617
Gross profit from retail operations	201,271	265,775
Franchise fees and royalty income	1,115	1,122
Total gross profit	202,386	266,897
Operating expenses:
Sales and marketing expenses	131,896	204,037
General and administrative expenses	51,364	82,241
Intangible asset impairment charge	—	138,726
Loss on store closings and impairment of store assets	295	9,593
Total operating expenses	183,555	434,597
Income (loss) from operations	18,831	(167,700)
Other expense:
Interest expense, net	10,253	23,767
Income (loss) before income taxes	8,578	(191,467)
Income tax expense (benefit)	3,100	(72,799)
Net income (loss)	5,478	(118,668)
Net income attributable to noncontrolling interest	—	495
Net income (loss) attributable to Mattress Firm Holding Corp.	$5,478	$(119,163)

Basic net income (loss) per common share	$0.16	$(3.22)
Diluted net income (loss) per common share	$0.15	$(3.22)

Basic weighted average shares outstanding	35,146,762	37,051,895
Diluted weighted average shares outstanding	35,583,859	37,051,895

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	Thirteen Weeks Ended
	May 5,	May 3,
	2015	2016

Net income (loss)	$5,478	$(118,668)
Unrealized gain on cash flow hedge, net of tax of $0 and $44, respectively	—	71
Other comprehensive income (loss), net of tax	5,478	(118,597)
Comprehensive income attributable to noncontrolling interest	—	495
Comprehensive income (loss) attributable to Mattress Firm Holding Corp	$5,478	$(119,092)

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statement of Equity

(In thousands, except share amount)

(unaudited)

	Mattress Firm Holding Corp. Stockholders' Equity
				Accumulated	Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-In	Earnings	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Capital	(Deficit)	Income	Equity	Interest	Equity
Balances at February 2, 2016	35,294,568	$353	$447,357	$63,772	$—	$511,482	$—	$511,482
Acquisition of noncontrolling interest	—	—	—	—	—	—	18,895	18,895
Net loss	—	—	—	(119,163)	—	(119,163)	—	(119,163)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	495	495
Unrealized gain on cash flow hedge, net of tax of $44	—	—	—	—	71	71	—	71
Issuance of common stock	699,300	7	24,993	—	—	25,000	—	25,000
Sleepy's equity consideration	1,062,936	11	36,820	—	—	36,831	—	36,831
Exercise of common stock options	61,281	1	1,232	—	—	1,233	—	1,233
Excess tax benefits associated with stock ‑based awards	—	—	83	—	—	83	—	83
Vesting of restricted stock	26,595	—	—	—	—	—	—	—
Purchase of vested stock ‑based awards	(5,991)	—	(256)	—	—	(256)	—	(256)
Stock ‑based compensation	—	—	2,707	—	—	2,707	—	2,707
Balances at May 3, 2016	37,138,689	$371	$512,937	$(55,391)	$71	$457,988	$19,390	$477,378

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Thirteen Weeks Ended
	May 5,	May 3,
	2015	2016
Cash flows from operating activities:
Net income (loss)	$5,478	$(118,668)
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	13,994	20,758
Loan fee and other amortization	1,785	7,107
Gain from disposals of property and equipment	(44)	(588)
Deferred income tax expense (benefit)	1,936	(81,012)
Stock-based compensation	2,066	2,707
Intangible asset impairment	—	138,726
Loss on store closings and impairment of store assets	295	9,593
Construction allowances from landlords	2,506	4,886
Excess tax benefits associated with stock-based awards	(824)	(83)
Effects of changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(15,408)	(903)
Inventories	(4,056)	(7,310)
Prepaid expenses and other current assets	(3,964)	3,189
Other assets	(816)	(728)
Accounts payable	18,690	13,322
Accrued liabilities	522	(2,545)
Customer deposits	1,443	5,068
Other noncurrent liabilities	6,195	2,868
Net cash provided by (used in) operating activities	29,798	(3,613)
Cash flows from investing activities:
Purchases of property and equipment	(34,360)	(27,415)
Sales of property and equipment	—	5,662
Business acquisitions, net of cash acquired	118	(724,217)
Net cash used in investing activities	(34,242)	(745,970)
Cash flows from financing activities:
Proceeds from issuance of debt	23,000	799,100
Principal payments of debt	(23,564)	(48,151)
Debt issuance costs	—	(28,066)
Proceeds from issuance of common stock	—	25,000
Proceeds from exercise of common stock options	1,669	1,233
Excess tax benefits associated with stock-based awards	824	83
Purchase of vested stock-based awards	—	(256)
Net cash provided by financing activities	1,929	748,943
Net decrease in cash and cash equivalents	(2,515)	(640)
Cash and cash equivalents, beginning of period	13,475	1,778
Cash and cash equivalents, end of period	$10,960	$1,138
Cash paid for:
Interest	$9,806	$18,906
Income taxes	$4,736	$1,088
Supplemental disclosure of noncash investing and financing activity:
Capital expenditures included in accounts payable and accruals at end of period	$7,659	$5,494
Capital leases	$—	$8,949
Equity issued in acquisition	$—	$36,831

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Business and Basis of Presentation

Mattress Firm Holding Corp., through its direct and indirect subsidiaries, is engaged in the retail sale of mattresses and bedding-related products in the United States through over 3,500 company-operated and franchisee-owned mattress specialty stores in 48 states that operate primarily under the brand names Mattress Firm,® Sleepy’s® and Sleep Train®, as well as through the Company’s eCommerce sites and special events. Mattress Firm Holding Corp. and its subsidiaries are referred to collectively as the “Company” or “Mattress Firm.”

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”), and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of May 3, 2016, and the results of operations, other comprehensive income and cash flows for the periods presented. The Company’s historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and related notes for the fiscal year ended February 2, 2016, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2016 (the “Fiscal 2015 Annual Report”).

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

Certain reclassifications have been made to the prior year condensed consolidated statements of cash flows to segregate the gain from disposals of property and equipment from the previously reported activity that was included as a component of the change in noncurrent liabilities to conform to the current period financial statement presentation with no effect on the Company’s previously reported net cash provided by operating activities.

The Company’s fiscal year consists of 52 or 53 weeks ending on the Tuesday closest to January 31. The fiscal year ended February 2, 2016 (“Fiscal 2015”) consisted of 52 weeks. The fiscal year ending January 31, 2017 (“Fiscal 2016”) consists of 52 weeks.

The Company acquired The Sleep Train, Inc. (“Sleep Train”) in October 2014 and HMK Mattress Holdings LLC, the holding company of Sleepy’s LLC and related entities (collectively, “Sleepy’s”) in February 2016. Both the Sleep Train and Sleepy’s legacy systems utilize the First-In, First-Out cost flow method (“FIFO”) of inventory costing. As a result, inventory of $44.1 million and $111.0 million as of February 2, 2016 and May 3, 2016, respectively, is valued at FIFO. The Company, as a whole, uses the Weighted Average costing method for inventory. The Company determined the difference between Weighted Average and FIFO costs was not material at February 2, 2016 and May 3, 2016, therefore the carrying value of all inventory is essentially at Weighted Average. Steps are in process to convert the acquired legacy inventory systems to the Company’s current ERP system; however, this is not expected to be completed until fiscal 2017. The Company will continue to assess and confirm that the carrying value of the FIFO inventory and the Weighted Average inventory is not materially different.

The Company acquired from Sleepy’s an interest rate swap derivative used for the purpose of hedging exposure to changes of interest rates.  This instrument has a notional amount of $39 million. The interest rate swap, carried at fair value, matures on October 10, 2019. The derivative is designated and qualifies as a cash flow hedge under U.S. GAAP and is assessed for effectiveness against the underlying exposure every reporting period. The changes in fair value of the derivative instrument are recognized in accumulated other comprehensive income in the Company’s condensed consolidated balance sheets. In the thirteen weeks ended May 3, 2016, the Company had an unrealized gain of less than $0.1 million on the interest rate swap.

A subsidiary of Sleepy’s entered into an arrangement in 2006 with an unrelated third party to purchase land as tenants in common and build office and warehouse space (the “Project”) that would be leased to Sleepy’s for its corporate headquarters. The Project is owned by a limited liability company (“LLC”), which is 50% owned by Sleepy’s. As a result of the Sleepy’s acquisition, this 50% interest is now owned by the Company. Pursuant to Accounting Standard Codification (“ASC”) 810-10, the LLC is considered a variable interest entity and the Company is considered the primary beneficiary. As a result, the Company accounts for the Project utilizing the consolidation method of accounting and all operating results and the balance sheet of the LLC is consolidated with a corresponding noncontrolling interest presented in the Company’s condensed consolidated financial statements. At May 3, 2016, the Company had $19.4 million of equity in the noncontrolling interest recorded on its condensed consolidated balance sheets. At May 3, 2016, the LLC had land and buildings with a net book value of $74.0 million, which are classified in property and equipment, net in the condensed consolidated balance sheets and $36.5 million of mortgage debt that is classified in long-term debt, net of current maturities in our condensed consolidated balance sheets.  Although the mortgage debt is collateralized by the land and buildings, Sleepy’s is jointly and severally liable for the outstanding mortgage principal and interest payments on the mortgage debt.  Only 50% of these assets and liabilities are attributable to the Company.

2. Recently Issued Accounting Standards

Adopted in this Report—In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest- Imputation of Interest- Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU is effective on a retrospective basis for annual reporting periods beginning after December 15, 2015, however early adoption is permitted. The Company has retrospectively applied the change in accounting principle as of May 3, 2016. As such, the prior year amounts of debt issuance costs previously reported as a component of other long-term assets were recast and resulted in a decrease of $7.2 million in other long-term assets and long-term debt, net of current maturities, respectively, in the Company’s condensed consolidated balance sheet as of February 2, 2016. The adoption of this ASU did not have an impact on the Company’s results of operations, cash flows or equity.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations- Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective on a prospective basis for annual reporting periods beginning after December 15, 2015, however early adoption is permitted. The Company has adopted this ASU on a prospective basis beginning on February 3, 2016. The adoption of this ASU did not have an impact on the Company’s results of operations, cash flows or equity.

Not Yet Adopted in this Report—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This ASU is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, as an amendment to ASU 2014-09.  The amendment clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transaction, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”,

which also amends certain aspects of ASU 2014-09,  specifically the standard’s guidance on identifying performance obligations and the implementation guidance on licensing. The amendments clarify when promised goods or services are separately identifiable (i.e., distinct within the context of a contract), an important step in determining whether goods and services should be accounted for as separate performance obligations. In addition, the amendments allow entities to disregard goods or services that are immaterial in the context of a contract and provide an accounting policy election for accounting for certain shipping and handling activities. The amendments also clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property (IP), which will determine whether the entity recognizes revenue over time or at a point in time. The amendments revise the guidance to address how entities should apply the exception for sales- and usage-based royalties to licenses of IP, recognize revenue for licenses that are not separate performance obligations and evaluate different types of license restrictions (e.g., time-based, geography-based). The new guidance’s effective date and transition provisions are aligned with the requirements in the new revenue standard, which is not yet effective. The Company is currently evaluating the guidance, including the amendments, to determine the Company's adoption method and the effect it will have on the Company's condensed consolidated financial statements.

 In February 2016, the FASB issued ASU No. 2016-02, Leases, which require organizations that lease assets to recognize the rights and obligations created by those leases on the balance sheet. This ASU is effective for fiscal years beginning after December 15, 2018 including interim periods within that reporting period, however early adoption is permitted.  The Company will apply this ASU on a retrospective basis beginning in fiscal year 2019. The Company is currently evaluating the guidance to determine the effect it will have on the Company's condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation- Improvements to Employee Share-Based Payment Accounting, which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.  Excess tax benefits should be classified along with other income tax cash flows as an operating activity.  In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted.  The Company is currently evaluating the guidance to determine the Company's adoption method and the effect it will have on the Company's condensed consolidated financial statements.

3. Acquisitions

On February 5, 2016, the Company completed the purchase of all of the outstanding equity interests in HMK Mattress Holdings LLC, the holding company of Sleepy’s LLC and related entities (collectively, “Sleepy’s”), for an aggregate purchase price of approximately $795.5 million, subject to working capital adjustments.  At the time of the acquisition, Sleepy’s operated 1,065 specialty mattress retail stores located in 17 states in the Northeast, New England, the Mid-Atlantic and Illinois and employed approximately 3,300 people. The Sleepy’s acquisition allowed the Company to achieve immediate scale and presence in New England and in the Northeast where it previously had little to no presence.

The Company expects to receive future annual cash income tax benefits of approximately $11.5 million over the next 15 years from deductible tax basis goodwill generated from the acquisition, subject to the Company’s ability to generate future taxable income.  The purchase price consisted of cash of $724.2 million (net of $34.5 million of cash acquired), of which $20.0 million was placed in escrow, and $36.8 million delivered in the form of 1,062,936 shares of common stock, par value $0.01 per share, of Mattress Firm Holding Corp. (“common stock”) as calculated in accordance with the terms of the purchase agreement. The common stock was issued to certain affiliates of Adam Blank, the chief operating officer and general counsel of Sleepy’s immediately prior to the closing of the acquisition, and Calera Capital Partners IV, L.P. in exchange for the aggregate equity value that each of them held in HMK Mattress Holdings LLC.

The purchase price payable to the selling equityholders of HMK Mattress Holdings LLC was reduced by certain payment obligations of Sleepy’s, including the repayment of certain indebtedness of Sleepy’s. The Company funded a portion of the cash purchase price for the Sleepy’s acquisition by borrowing approximately $749.2 million under its Senior Credit Facility.  A portion of the cash purchase price was funded by capital that the Company raised by selling an aggregate of 699,300 shares of its common stock at $35.75 per share to certain investment funds affiliated with J.W. Childs Associates, L.P., an existing stockholder (“J.W. Childs”), and to Steve Stagner, its chief executive officer at the time, and now the executive chairman and chairman of the board.

The allocation of the preliminary purchase price to the acquired assets and liabilities, based on management’s estimate of their fair values on the acquisition date, is as follows (in thousands):

Sleepy's
Cash	$34,436
Accounts receivable	3,482
Inventories	85,879
Prepaid expenses and other current assets	24,774
Property and equipment	192,130
Intangible assets	33,300
Goodwill	652,405
Net favorable lease rights	7,449
Other assets	5,795
Notes payable and current maturities of long-term debt	(2,972)
Accounts payable	(71,122)
Accrued liabilities	(59,650)
Customer deposits	(16,630)
Long-term debt, net of current maturities	(45,687)
Deferred income tax liability	(27,469)
Other noncurrent liabilities	(1,744)
Noncontrolling interest	(18,895)
Fair value of assets and liabilities acquired	795,481
Reconciliation to cash used in acquisition:
Fair value of equity consideration transferred	(36,831)
Cash of acquired business	(34,436)
Cash used in acquisition, net of cash acquired	$724,214

The Sleepy’s acquisition resulted in $652.4 million of goodwill based on management’s estimate on the acquisition closing date, of which approximately $452.6 million will be deductible for income tax purposes over 15 years.

Intangible assets acquired in relation to the Sleepy’s acquisition consist primarily of $28.6 million in acquired tradenames and $4.7 million related to a non-compete agreement. The tradenames were valued as defensive assets and have useful lives ranging from one to ten years. The weighted average amortization period remaining for these tradename intangible assets is five years. The non-compete agreement is being amortized over a period of five years.

The noncontrolling interest relates to the 50% interest in the LLC not owned by the Company and was adjusted to fair value at the date of acquisition based on the net fair value of the fixed assets and mortgage liability held by the LLC.

The net sales included in the Company’s consolidated statement of operations which were generated by the Sleepy’s business from the acquisition closing date of February 5, 2016 through May 3, 2016 was $243.2 million. The loss included in the Company’s consolidated statement of operations derived from the Sleepy’s business from the acquisition closing date to May 3, 2016 was $0.2 million.

Acquisition-related costs for U.S. GAAP purposes are costs the acquirer incurs to effect a business combination, including advisory, legal, accounting, valuation, and other professional or consulting fees. The Company incurred a total of approximately $6.9 million of acquisition-related costs charged to general and administrative expenses during the thirteen weeks ended May 3, 2016.

Certain of the allocation of the purchase price are preliminary and are not finalized and may be adjusted during the remainder of fiscal 2016.  The items still under review include the fair value of acquired leases, inventories, accrued liabilities, property and equipment, trade name assets, long term debt, the noncontrolling interest and deferred income taxes.  In addition, as the Company continues to integrate the Sleepy’s accounting processes other items may require adjustment.

In the thirteen weeks ended May 3, 2016, the Company recorded a working capital adjustment related to its acquisition of the retail assets and operations of Double J-RD, LLC which it completed in fiscal 2015 which increased goodwill and cash used in acquisitions by less than $0.1 million.

The following table presents the selected consolidated financial information of the Company on a pro forma basis, assuming the Sleepy’s acquisition occurred as of February 4, 2015, the first day of the Company’s 2015 fiscal year. The historical financial information has been adjusted to give effect to the pro forma items that are directly attributable to the acquisition and are expected to have a continuing impact on the consolidated results.

The unaudited financial information set forth below has been compiled from the historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended May 5, 2015
	As Reported	Pro Forma Adjustments	Pro Forma
Net sales	$562,554	$248,832	$811,386
Net income (loss)	5,478	(10,033)	(4,555)
Diluted net income (loss) per common share	$0.15	$(0.28)	$(0.13)

For the thirteen weeks ended May 3, 2016 no pro-forma adjustments are required to be presented as the acquisition of Sleepy’s occurred within three days of the beginning of the fiscal quarter. As such the three days of activity were not considered significant.

4. Fair Value of Financial Instruments

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

Assets requiring recurring or non-recurring fair value measurements consisted of the following (in thousands):

	Net Book
	Value as of
	February 2,	Fair Value Measurements			Fiscal 2015
	2016	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan	$1,698	$—	$1,698	$—	$—
Property and equipment requiring impairment review	$727	$—	$—	$727	$1,525
Senior Credit Facility term loans	$685,113	$—	$670,270	$—	$—

	Net Book
	Value as of
	May 3,	Fair Value Measurements			Fiscal 2016
	2016	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan	$1,801	$—	$1,801	$—	$—
Intangible assets requiring impairment review	$19,930	$—	$—	$19,930	$138,726
Interest rate swap liability	$1,175	$—	$1,175	$—	$—
Property and equipment requiring impairment review	$1,118	$—	$—	$1,118	$8,914
Senior Credit Facility term loans	$1,327,827	$—	$1,355,919	$—	$—

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

Impairment testing performed as of February 2, 2016

		Unobservable
Valuation Technique	Significant Unobservable Inputs	Input Range
Property and Equipment Impairment Testing
Income approach	WACC	13.5%

Impairment testing performed as of May 3, 2016

Unobservable
Valuation Technique	Significant Unobservable Inputs	Input Range
Intangible Asset Impairment Testing
Income approach	WACC	7.5% to 11.5%
	Royalty rate	1.0% to 2.0%
Property and Equipment Impairment Testing
Income approach	WACC	13.5%

The fair value of the Senior Credit Facility term loans was estimated based on the ask and bid prices quoted from an external source. The fair value of the interest rate swap liability was estimated based on prices quoted from an external source.

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	February 2,	May 3,
	2016	2016
Land	$—	$36,623
Building	—	107,807
Leasehold improvements	340,029	373,634
Equipment, computers and software	83,879	113,102
Store signs	56,149	62,671
Furniture and fixtures	36,730	33,581
Vehicles	1,738	1,832
Property and equipment	518,525	729,250
Accumulated depreciation	(201,074)	(220,724)
Property and equipment, net	$317,451	$508,526

Depreciation expense was $14.0 million and $20.8 million for the thirteen weeks ended May 5, 2015 and May 3, 2016, respectively. The Company recorded an impairment charge related to store assets of approximately $6.9 million, primarily related to our plan to close certain stores near the end of their lease term. An additional $2.0 million of impairment losses related to other fixed assets was also recorded. Impairment losses related to fixed assets are reported as a component of “Loss on store closing and impairment of store assets” in the condensed consolidated statements of operations.

6. Goodwill and Intangible Assets

The Company’s goodwill is attributable to the retail segment. A summary of the changes in the carrying amounts of goodwill and non-amortizable assets for the thirteen weeks ended May 3, 2016 is as follows (in thousands):

		Nonamortizable
	Goodwill	Intangibles
Balance at February 2, 2016	$826,728	$178,358
Prior year business acquisition adjustment (See Note 3)	3	—
Current period business acquisitions (see Note 3)	652,405	—
Impairment of tradenames	—	(97,759)
Reclassification of tradenames to definite lived intangible assets	—	(8,953)
Balance at May 3, 2016	$1,479,136	$71,646

A summary of the changes in the carrying amounts of amortizable intangible assets for the thirteen weeks ended May 3, 2016 is as follows (in thousands):

			Net
		Accumulated	Carrying
	Gross Cost	Amortization	Value
Balance at February 2, 2016	$44,936	$(8,352)	$36,584
Current period business acquisitions (See Note 3)	33,300	—	33,300
Reclassification of tradenames to definite lived intangible assets	8,953		8,953
Impairment of tradenames	(45,694)	4,727	(40,967)
Trademarks defense	86	—	86
Amortization expense	—	(4,683)	(4,683)
Balance at May 3, 2016	$41,581	$(8,308)	$33,273

The components of intangible assets were as follows (dollar amounts in thousands):

		February 2, 2016			May 3, 2016
		Gross			Gross
	Useful Life	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Nonamortizing:
Trade names and trademarks		$178,358	$—	$178,358	$71,646	$—	$71,646
Amortizing:
Franchise agreement rights	20	5,907	1,266	4,641	5,907	1,378	4,529
Acquired trade names and trademarks	1 - 10	34,972	5,518	29,454	26,917	5,070	21,847
Software technology	15	1,573	275	1,298	1,573	301	1,272
Non-compete agreements	3 - 5	2,484	1,293	1,191	7,184	1,559	5,625
Intangible assets, net		$223,294	$8,352	$214,942	$113,227	$8,308	$104,919

Expense included in general and administrative expense related to the amortization of intangible assets was $0.7 million and $4.7 million for the thirteen weeks ended May 5, 2015 and May 3, 2016, respectively.

The weighted average amortization period remaining for intangible assets is five years. As of May 3, 2016, amortization expense for intangible assets is expected to be as follows for each of the next five fiscal years (in thousands):

Fiscal Year
Remainder of 2016	$14,163
2017	$4,532
2018	$2,614
2019	$2,566
2020	$2,552
Thereafter	$6,846

No goodwill impairment charges were recognized in the thirteen weeks ended May 5, 2015 and May 3, 2016.

The Company made the decision in late April 2016 to rebrand all stores to the Mattress Firm brand name. This rebranding is expected to be complete in the first quarter of fiscal 2017. In connection with this decision, the Company revalued all tradename intangible assets held by the Company using the relief of royalty method and recorded the corresponding non-cash impairment charge of $138.7 million in the thirteen weeks ended May 3, 2016 to write down these intangible assets to fair value. (See Note 4).

7. Notes Payable and Long-term Debt

Notes payable and long-term debt consists of the following (in thousands):

	February 2,	May 3,
	2016	2016
Senior Credit Facility - term loans	$691,000	$1,352,538
Less: Senior Credit Facility - term loans discount	(5,887)	(24,711)
Senior Credit Facility - revolver borrowings	—	95,000
Capital leases	—	9,479
Equipment financing and other notes payable	5,808	48,356
Total long-term debt	690,921	1,480,662
Less: deferred financing costs	(7,224)	(14,583)
Total debt, net	683,697	1,466,079
Less: current maturities of long-term debt	8,664	17,398
Long-term debt, net of current maturities	$675,033	$1,448,681

Senior Credit Facility— Effective October 20, 2014, Mattress Holding Corp. (“MHC”), a Delaware corporation and indirect subsidiary of Mattress Firm Holding Corp., entered into a $125 million asset-backed loan credit agreement dated October 20, 2014, among MHC, as borrower, Mattress Holdco, Inc., the lenders party thereto, and Barclays Bank PLC, as administrative agent, collateral agent and issuer (the “ABL Credit Agreement”). Effective February 5, 2016, MHC entered into Amendment No. 1 to the ABL Credit Agreement, which amended the ABL Credit Agreement to, among other things, increase the available revolving credit commitments thereunder by $75.0 million, to up to $200 million total.

The ABL Credit Agreement is a committed senior revolving credit facility, secured by the assets of the borrower and the guarantors, that permits aggregate borrowings of up to $200 million, and contains a letter of credit facility that, at any time outstanding, is limited to $60 million and a swing line facility that, at any time outstanding, is limited to $20 million. Subject to customary conditions, the Company may request that the lenders’ aggregate commitments with respect to the revolving credit facility be increased by up to $50 million. The maturity date under the ABL Credit Agreement was extended under Amendment No. 1 to February 5, 2021.

Loans under the ABL Credit Agreement bear interest by reference, at MHC’s election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin for LIBOR rate loans varies from 1.25% to 1.50% and the applicable margin for base rate loans varies from 0.25% to 0.50%.  The interest rate for loans under the ABL Credit Agreement, whether tied to LIBOR or the base rate, is determined based upon the Company’s average excess available borrowing capacity for the prior three month period. A letter of credit issuance fee is payable by the Company equal to 0.125% per annum multiplied by the average daily amount available to be drawn under the applicable letter of credit, as well as an additional fee equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under all outstanding letters of credit. The commitment fee rate payable to the lenders for each of the revolving facility and term facility is 0.25% per annum.

Mattress Holdco, Inc., the parent company of the borrower, and each domestic subsidiary of MHC other than immaterial subsidiaries, as determined by certain ratios in the credit agreement, has unconditionally guaranteed all existing and future indebtedness and liabilities of the other guarantors and the borrower arising under the ABL Credit Agreement and other loan documents.  Mattress Holdco, Inc. and subsidiaries own all assets and liabilities of the Company, with the exception of a minimal cash balance.

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

As of May 3, 2016, the fixed charge coverage ratio was 3.49 to 1.0. The ABL Credit Agreement also contains customary representations, warranties and affirmative and negative covenants.

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

There were $95.0 million in outstanding ABL Credit Agreement borrowings at May 3, 2016. Outstanding letters of credit on the revolving facility were $12.3 million at May 3, 2016, resulting in $64.2 million of availability for revolving borrowings.

Effective October 20, 2014, MHC entered into a $720 million term loan credit agreement dated October 20, 2014, among MHC, as borrower, Mattress Holdco, Inc., the lenders party thereto, and Barclays Bank PLC, as administrative agent and collateral agent (the “Term Loan Credit Agreement”). Effective February 5, 2016, MHC entered into Amendment No. 1 to the Term Loan Credit Agreement, which amended the Term Loan Credit Agreement to, among other things, add a $665 million incremental term loan facility thereunder. The Term Loan Credit Agreement and the ABL Credit Agreement are collectively referred to as the “Senior Credit Facility”.

Two term loans in the aggregate principal amounts of $720 million and $665 million were issued under the Term Loan Credit Agreement on October 20, 2014 and February 5, 2016, respectively. The maturity date under the Term Loan Credit Agreement is October 20, 2021. Loans under the Term Loan Credit Agreement bear interest by reference, at MHC’s election, to (i) the LIBOR rate, which is 5.25%, or (ii) the base rate, which is 4.25%.  The interest rate for loans under the Term Loan Credit Agreement, whether tied to LIBOR or the base rate, is determined based upon the Company’s total net leverage ratio. The weighted average interest rate applicable to outstanding borrowings under the Term Loan Credit Agreement was the 1.0% LIBOR rate plus 5.25% as of May 3, 2016.

Mattress Holdco, Inc., the parent company of the borrower, and each domestic subsidiary of MHC other than immaterial subsidiaries, as determined by certain ratios in the Term Loan Credit Agreement, has unconditionally guaranteed all existing and future indebtedness and liabilities of the other guarantors and MHC arising under the Term Loan Credit Agreement and other loan documents.

The Term Loan Credit Agreement requires compliance with one financial covenant.  Commencing with the fiscal quarter ending as of August 2, 2016, MHC must not exceed a total net leverage ratio subject to specified stepdowns.  The financial covenant starts at 5.5 times and steps down annually.  The Term Loan Credit Agreement generally defines the total net leverage coverage ratio as the ratio of (a) consolidated net debt to (b) adjusted EBITDA of MHC, in each case, determined as of the last day of the four fiscal quarter period ending on such test date. The Term Loan Credit Agreement contains customary representations, warranties and affirmative and negative covenants.  Mattress Holdco, Inc. and subsidiaries own all assets and liabilities of the Company, with the exception of a minimal cash balance.

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

Capital Leases— The Company has an outstanding capital lease in the amount of $8.6 million for its new corporate office headquarters. The Company expects to move to its new headquarters in the third fiscal quarter of 2016. The capital lease will be amortized through fiscal 2023, at an interest rate of 4.1%.

The Company has outstanding capital leases for information technology and warehouse equipment as of May 3, 2016 in the amount $0.9 million. The capital leases will be amortized through fiscal 2018.

Equipment Financing and Other Short-Term Notes Payable—In connection with the acquisition of Sleepy’s the Company acquired mortgages payable of $47.9 million payable through fiscal 2020 at interest rates ranging from 1.7% to 6.4%. The mortgages are collateralized be their respective properties. At May 3, 2016, $36.0 million of  this mortgage debt related to the Project that is fully reflected in our condensed consolidated balance sheets however it is only 50% attributable to the Company. (See Note 1).

A subsidiary of the Company has an outstanding note payable related to the purchase of mattress specialty retail stores formerly operated by Mattress Liquidators, in the aggregate principal amount of $0.3 million that bears interest at 6.0% with quarterly principal and interest payments through fiscal 2016.

Covenant Compliance—The Company was in compliance with all of the financial covenants required under the Senior Credit Facility and our other indebtedness as of May 3, 2016.

Future Maturities of Notes Payable and Long‑Term Debt—The aggregate maturities of notes payable and long‑term debt at May 3, 2016 were as follows (in thousands):

Fiscal Year
Remainder of 2016	$9,127
2017	11,286
2018	10,921
2019	44,290
2020	11,906
Thereafter	1,378,549
Total	$1,466,079

8. Income Taxes

Income tax expense during the interim periods is based on the estimated annual effective income tax rate plus any discrete items which are recorded in the period in which they occur. Discrete items include such events as changes in estimates due to the finalization of tax returns, tax audit settlements, tax law changes, and increases or decreases in valuation allowances related to prior year estimates. The determination of the consolidated provision for income taxes, deferred tax assets and liabilities and related valuation allowance requires management to make judgments and estimates. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business, as well as the generation of sufficient future taxable income.

The Company recognized $72.8 million of income tax benefit for the thirteen weeks ended May 3, 2016, compared to $3.1 million of income tax expense for the thirteen weeks ended May 5, 2015. The effective tax rate was 37.9% for the thirteen weeks ended May 3, 2016, compared to 36.1% for the thirteen weeks ended May 5, 2015. The effective tax rate of 37.9% for the current period differs from the federal statutory rate of 35.0% primarily due to state income taxes. The prior year quarterly rate also varied from the federal statutory rate, primarily due to state income taxes but were offset by the release of $0.4 million in liabilities for unrecognized tax benefits as a result of settling an audit, which lowered the effective tax rate.

The Company and its subsidiaries are included in a consolidated income tax return in the U.S. federal jurisdiction and some states, and file separate income tax returns in several other states. As of May 3, 2016, the federal return is open to audit for tax years after 2012 and some state jurisdictions are open for tax years after 2009.

As of February 3, 2015, the Company had approximately $3.5 million of net operating loss carryforwards that begin expiring in fiscal 2029, if not utilized to offset future taxable income. These net operating loss carryforwards arose from the acquisition of MGHC Holding Corporation (“Mattress Giant”) during fiscal 2012 are limited to $2.8 million in fiscal 2016 and $0.7 million in fiscal 2017.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	February 2,	May 3,
	2016	2016
Prepaid rent	$32,098	$50,892
Prepaid insurance	5,752	7,710
Prepaid computer software and hardware services	3,317	4,204
Prepaid advertising	1,903	2,544
Prepaid point-of-purchase inventory	2,032	1,952
Prepaid special event space rental	1,924	1,308
Prepaid income taxes	2,722	—
Other	5,428	8,151
Total	$55,176	$76,761

10. Accrued Liabilities and Other Noncurrent Liabilities

The Company estimates certain liabilities in an effort to recognize those expenses in the period incurred. The most significant estimates relate to employee wages, payroll taxes and withholdings, product warranty returns and insurance‑related expenses, significant portions of which are self‑insured related to workers’ compensation and employee health insurance.

Accrued liabilities consist of the following (in thousands):

	February 2,	May 3,
	2016	2016
Unbilled advertising	$22,452	$33,775
Insurance	8,837	18,864
Employee wages, payroll taxes and withholdings	13,537	16,582
Sales and property tax	10,642	15,121
Product warranty returns	4,830	5,089
Income tax payable	—	5,165
Accrued employee compensated absences	4,756	4,756
Accrued rent	3,526	4,725
Accrued construction in‑progress costs	3,274	4,476
Accrued interest	843	3,821
Utilities	2,391	3,463
Closed store lease reserve	630	2,363
Sales returns and exchanges	2,353	2,148
Other	5,798	21,337
Total	$83,869	$141,685

Other noncurrent liabilities consist of the following (in thousands):

	February 2,	May 3,
	2016	2016
Deferred lease liabilities	$95,047	$94,019
Deferred vendor incentives	35,026	34,365
Product warranty returns, less current portion	8,784	9,628
Other	3,766	5,376
Total	$142,623	$143,388

11. Earnings Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, adjusted to reflect potentially dilutive securities using the treasury stock method for stock option awards. Diluted net income (loss) per common share adjusts basic net income (loss) per common share for the effects of stock options and other potentially dilutive financial instruments only in the periods in which such effect is dilutive.

The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per share calculations:

	Thirteen Weeks Ended
	May 5,	May 3,
	2015	2016
Basic weighted average shares outstanding	35,146,762	37,051,895
Effect of dilutive securities:
Stock options	344,746	—
Restricted shares	92,351	—
Diluted weighted average shares outstanding	35,583,859	37,051,895

Diluted net income per common share for the thirteen weeks ended May 5, 2015, excludes stock options for the purchase of 56,013 shares of common stock as their inclusion would be anti-dilutive.

Certain stock option and restricted stock awards contain vesting conditions based on specified stock price targets for the Company’s common stock as measured at each of the annual vesting dates (“market-based awards”). The Company includes such market-based awards in the determination of dilutive weighted average shares outstanding under the treasury stock method when, as of the date of determination, the specified stock price targets are met and the common stock shares pursuant to those awards become contingently issuable. Accordingly, the determination of diluted weighted average shares outstanding excludes, as of the date of determination, stock options for the purchase of 15,388 shares of common stock for the thirteen weeks ended May 5, 2015, and excludes 110,673 shares of non-vested restricted stock for the thirteen weeks ended May 5, 2015, as the specified stock price targets were not met as of the determination date.

 For the thirteen weeks ended May 3, 2016, there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted loss per common share. The thirteen weeks ended May 3, 2016 excludes stock options for the purchase of 686,920 shares of common stock and excludes 517,497 shares of non-vested restricted stock as their inclusion would be anti-dilutive due to the net loss position of the Company in the thirteen weeks ended May 3, 2016.

12. Stock-Based Compensation

2011 Omnibus Incentive Plan—On November 3, 2011, the Company’s board of directors and shareholders adopted the Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan to provide for the grant of equity-based awards to Company employees, directors and other service providers. A total of 4,206,000 shares of the Company’s common stock were reserved for grants under the 2011 Omnibus Incentive Plan. There were 2,046,563 shares available for future grants under the stock incentive plan as of May 3, 2016.

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

The following table summarizes the stock option grants, exercises, and forfeitures for the thirteen weeks ended May 3, 2016 (in thousands, except per share amounts):

		Weighted
		Average
	Stock	Exercise Price
	Options	Per Share
Outstanding, as of February 2, 2016	750	$26.78
Granted (a)	24	$41.56
Exercised (b)	(61)	$20.13
Forfeited	(26)	$43.63
Outstanding, as of May 3, 2016 (c)	687	$27.26
Exercisable, as of May 3, 2016 (d)	452	$22.29

(a)	The weighted average grant date fair value of stock options granted during the thirteen weeks ended May 3, 2016 was $20.37.

(b)

The aggregate intrinsic value of stock options exercised during the thirteen weeks ended May 3, 2016 was $1.3 million. The weighted average market price of shares exercised during the thirteen weeks ended May 3, 2016 was $41.34.

(c)

Stock options outstanding as of May 3, 2016 have a weighted average remaining contractual term of 5.67 years and an aggregate intrinsic value of $9.6 million based on the market value of the Company’s common stock on May 3, 2016.

(d)

Stock options exercisable as of May 3, 2016 have a weighted average remaining contractual term of 5.04 years and an aggregate intrinsic value of $7.7 million based on the market value of the Company’s common stock on May 3, 2016.

Future vesting dates on the stock options range from August 13, 2016 to March 21, 2020, and expiration dates range from November 17, 2021 to March 21, 2026 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of May 3, 2016 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of May 3, 2016 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Time Based
$19.00 - $29.26	297	4.95	$19.65	209	4.67	$19.40
$34.65 - $57.05	135	7.99	$45.67	47	7.32	$44.09
$60.74 - $60.74	34	9.36	$60.69	—	—	$—
Market Based
$19.00 - $29.26	203	4.46	$19.73	187	4.63	$19.43
$34.65 - $57.05	18	6.98	$36.84	9	6.98	$36.84

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

The following assumptions were used to calculate the fair value of the Company’s time-based stock options on the date of grant utilizing the Black-Scholes option pricing model:

Thirteen Weeks Ended May 3, 2016
Weighted average expected life (in years)	6.25
Volatility factor	50%
Dividend yield	0%
Risk-free interest rate	1.23 to 1.35%

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

For the thirteen weeks ended May 3, 2016, the Company recognized $0.3 million of compensation expense associated with stock option awards in general and administrative expenses in the condensed consolidated statement of operations compared to $0.6 million for the thirteen weeks ended May 5, 2015. The Company did not capitalize any equity-based compensation costs related to stock options during the thirteen weeks ended May 3, 2016 and May 5, 2015, respectively.

As of May 3, 2016, the Company estimates that a total of approximately $3.1 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 2.23 years for unvested stock option awards issued and outstanding.

Restricted Stock—The Company grants restricted stock to certain employees and to non-employee independent directors. A portion of the restricted stock granted to the Company’s employees is subject to time-based vesting schedules, while the remaining portion of the restricted stock is subject to market-based vesting schedules, with such vesting based on specified stock price targets.

The following table summarizes the restricted stock grants, vesting, and forfeitures for the thirteen weeks ended May 3, 2016 (in thousands, except per share amounts):

		Weighted
		Average
	Restricted	Fair
	Shares	Value
Outstanding, as of February 2, 2016	496	$42.53
Granted (a)	74	$36.81
Vested (b)	(28)	$59.84
Forfeited	(25)	$40.63
Unvested, as of May 3, 2016	517	$40.86

(a)	The total grant-date fair value of restricted stock awards granted during the thirteen weeks ended May 3, 2016 was $2.7 million.

(b)	The total fair value of awards vested during the thirteen weeks ended May 3, 2016 was $1.2 million.

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

The following assumptions were used to calculate the fair value of the Company’s market-based restricted stock on the grant date utilizing a Monte Carlo Simulation approach:

Thirteen Weeks Ended May 3, 2016
Weighted average expected life (in years)	4
Volatility factor	45%
Dividend yield	0%
Risk-free interest rate	1.05 to 1.22%

For the thirteen weeks ended May 3, 2016, the Company recognized $2.4 million of compensation expense associated with restricted stock awards in general and administrative expenses in the condensed consolidated statement of operations compared to $1.5 million for the thirteen weeks ended May 5, 2015. The Company did not capitalize any equity-based compensation costs related to restricted stock awards during the thirteen weeks ended May 3, 2016 and May 5, 2015, respectively.

As of May 3, 2016, the Company estimates that a total of approximately $14.4 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 2.78 years for unvested restricted stock awards.

13. Commitments and Contingencies

The Company conducts the majority of its operations from leased store and warehouse facilities pursuant to non-cancellable operating lease agreements with initial terms generally ranging from five to ten years. Certain leases include renewal options generally ranging from one to five years and contain certain rent escalation clauses. Most leases require the Company to pay its proportionate share of the property tax, insurance and maintenance expenses of the property. Certain leases provide for contingent rentals based on sales volume; however, incremental rent expense resulting from such arrangements are accrued for those stores expected to surpass the sales threshold subject to their respective lease agreements.

Future minimum lease payments under operating leases as of May 3, 2016, related to properties operated by the Company is as follows (in thousands):

Fiscal Year
Remainder of 2016	$338,923
2017	419,220
2018	360,969
2019	309,519
2020	269,009
Thereafter	889,655
Total	$2,587,295

The Company remains directly and contingently obligated under lease agreements related to leased properties no longer operated by the Company. In certain instances, the Company has entered into assignment and sublease agreements with third parties, although the Company remains contingently liable with respect to future lease obligations for such leased properties.

Future minimum lease payments under operating leases as of May 3, 2016, associated with properties no longer operated by the Company, and the related future sublease rentals is as follows (in thousands):

	Company’s	Sublease
Fiscal Year	Commitment	Rentals
Remainder of 2016	$1,069	$429
2017	1,429	447
2018	640	14
2019	115	—
2020	—	—
Thereafter	—	—
Total	$3,253	$890

The Company has contracts related to sponsorships and space rentals at special event venues, with future minimum commitments as of May 3, 2016 of $3.8 million, $3.5 million, $2.1 million, and $1.2 million for the remainder of fiscal 2016, fiscal 2017, fiscal 2018, and fiscal 2019, respectively.

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company has conducted an internal investigation, with the assistance of outside counsel and forensic consultants, of potential related party transactions involving contracts and leases entered into by the Company.  While no related party transactions were identified, in the course of the investigation, the Company discovered that two employees of the Company’s real estate group had conflicts of interest involving business relationships with certain of the Company’s real estate vendors that were not disclosed to the Company in accordance with policy.  The two employees were terminated for violating Company policy.  As a further step, the Company, with the assistance of outside counsel, is conducting a more detailed investigation into its real estate and leasing practices.   In the course of this second investigation, the Company has reason to believe that there may have been improper gifts made to certain of its employees from vendors.  However, this second investigation is still ongoing and, as of the date of the filing of these financial statements, the Company is unable to determine whether other matters will be uncovered, the quantitative impact of any such matters, or what the ultimate impact will be on the Company. No provision with respect to these investigations and actions taken or to be taken by the Company has been made in the Company’s financial statements or cash flows.

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Tuesday closest to January 31. Each fiscal year is described by the period of the calendar year that comprises the majority of the fiscal year period. For example, the fiscal year ending January 31, 2017 is described as “fiscal 2016.” Fiscal 2016 contains 52 weeks.

Executive Summary

Key results for the thirteen weeks ended May 3, 2016 include:

•

Net sales increased $276.8 million, or 49.2%, to $839.4 million for the thirteen weeks ended May 3, 2016, compared to $562.6 million for the comparable prior year period primarily as the result of the acquisitions of Double J-RD in the fourth quarter of 2015 and Sleepy’s on February 5, 2016 and an increase in the number of stores we operated, partially offset by a decrease in comparable-store sales. Comparable-store sales decreased 1.1% during the thirteen weeks ended May 3, 2016, compared to a 1.3% increase in the prior year period.

•

Loss from operations for the thirteen weeks ended May 3, 2016 was $167.7 million, or (20.0)% of sales. Excluding $181.4 million of intangible asset impairment charges, acquisition-related expenses, fixed asset impairment charges and severance charges, adjusted income from operations was $13.7 million.  Adjusted operating margin during the thirteen weeks ended May 3, 2016 decreased 360 basis-points from 5.2% of sales during the thirteen weeks ended May 5, 2015 to 1.6% of sales during the thirteen weeks ended May 3, 2016. This operating margin decrease on an adjusted basis (excluding intangible asset impairment charges, acquisition-related expenses, fixed asset impairment charges, and severance charges) is comprised of a 280 basis-point decline in gross margin, a 80 basis-point decrease from sales and marketing expense deleverage, and 20 basis-points of combined operating margin declines from franchise fees and losses on store closings, partially offset by a 20 basis-point improvement in general and administrative expense leverage. (Adjusted income from operations is not a performance measure under U.S. GAAP. See “Reconciliation of Reported (U.S. GAAP) to Adjusted Statements of Operations Data” on page 35 for a reconciliation of net income as reported to adjusted net income.)

•

Adjusted EBITDA decreased $4.8 million to $42.0 million for the thirteen weeks ended May 3, 2016, compared with $46.8 million for the comparable prior year period. Adjusted EBITDA as a percentage of net sales decreased to 5.0% during the thirteen weeks ended May 3, 2016, compared with 8.3% for the comparable prior year period. (See “Adjusted EBITDA to Net Income Reconciliation” on page 33 and 34 for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.)

On February 5, 2016, we completed the purchase of all of the outstanding equity interests in HMK Mattress Holdings LLC, the holding company of Sleepy’s LLC and related entities for an aggregate purchase price of approximately $795.5 million, subject to working capital adjustments.  At the time of the acquisition, Sleepy’s operated 1,065 specialty mattress retail stores located in 17 states in the Northeast, New England, the Mid-Atlantic and Illinois and employed approximately 3,300 persons.  The Sleepy’s acquisition allows us to achieve immediate scale and presence in New England and in the Northeast where we previously had little to no presence.

Results of Operations

The following table presents the consolidated historical financial operating data for each period indicated (amounts in thousands). The historical results are not necessarily indicative of results to be expected for any future period.

	Thirteen Weeks Ended
	May 5,	% of	May 3,	% of
	2015	Sales	2016	Sales
Net sales	$562,554	100.0%	$839,392	100.0%
Costs of sales	361,283	64.2%	573,617	68.3%
Gross profit from retail operations	201,271	35.8%	265,775	31.7%
Franchise fees and royalty income	1,115	0.2%	1,122	0.1%
Total gross profit	202,386	36.0%	266,897	31.8%
Sales and marketing expenses	131,896	23.5%	204,037	24.3%
General and administrative expenses	51,364	9.1%	82,241	9.9%
Intangible asset impairment charge	—	—%	138,726	16.5%
Loss on store closings and impairment of store assets	295	0.1%	9,593	1.1%
Income (loss) from operations	18,831	3.3%	(167,700)	(20.0)%
Other expense, net	10,253	1.8%	23,767	2.8%
Income (loss) before income taxes	8,578	1.5%	(191,467)	(22.8)%
Income tax expense (benefit)	3,100	0.5%	(72,799)	(8.7)%
Net income (loss)	5,478	1.0%	(118,668)	(14.1)%
Net income attributable to noncontrolling interest	—	—%	495	(0.1)%
Net income (loss) attributable to Mattress Firm Holding Corp	$5,478	1.0%	$(119,163)	(14.2)%

Thirteen Weeks Ended May 3, 2016 Compared to Thirteen Weeks Ended May 5, 2015

Net sales.    Net sales are recognized upon delivery and acceptance of mattresses and bedding products by our customers and include fees collected for delivery services, and are recorded net of estimated returns and net of sales tax collected from customers and remitted to various taxing jurisdictions. Net sales increased $276.8 million, or 49.2%, to $839.4 million during the thirteen weeks ended May 3, 2016, compared to $562.6 million during the thirteen weeks ended May 5, 2015 primarily as a result of as the result of the Sleepy’s acquisition and an increase in the number of stores we operated, partially offset by a decrease in comparable-store sales. The components of the net sales increase for the thirteen weeks ended May 3, 2016 as compared to the thirteen weeks ended May 5, 2015 were as follows (in millions):

Progression in Net Sales
Thirteen Weeks Ended May 3, 2016
Net sales for prior year period	$562.6
Increase (decrease) in net sales:
Comparable-store sales	(6.1)
New stores	72.6
Acquired stores	218.4
Closed stores	(8.1)
Increase in net sales, net	276.8
Net sales for current year period	$839.4
% increase	49.2%

Comparable-store net sales decreased 1.1%, which was primarily the result of a decrease in mattress unit sales of 0.9%. The increase in our net sales from new stores was the result of 317 new stores opened at various times during the fifty-two week period ended May 3, 2016, including 85 stores opened during the thirteen week period ended May 3, 2016, prior to their inclusion in the comparable-store sales calculation which begins with the thirteenth full fiscal period of operations. The increase in net sales from acquired stores was the result of our acquisition of nine formerly franchised stores from Double J-RD, LLC in November 2015 and 1,065 Sleepy’s stores in February 2016. We closed 82 stores during the fifty-two week period ended May 3, 2016, including 37 stores during the thirteen week period ended May 3, 2016.

The activity with respect to the number of company-operated store units was as follows:

Thirteen Weeks Ended May 3, 2016
Store units, beginning of period	2,359
New stores	85
Acquired stores	1,065
Closed stores	(37)
Store units, end of period	3,472

Cost of sales.    Cost of sales consists of the following:

•	Costs associated with purchasing and delivering our products to our stores and customers, net of vendor incentives earned on the purchase of products subsequently sold;
•	Physical inventory losses;
•	Store and warehouse occupancy and depreciation expense of related facilities and equipment;
•	Store and warehouse operating costs, including warehouse (i) labor costs, (ii) utilities, (iii) repairs and maintenance, (iv) supplies and (v) store facilities; and
•	Estimated costs to provide for customer returns and exchanges and to service customer warranty claims.

Cost of sales increased $212.3 million, or 58.8%, to $573.6 million during the thirteen weeks ended May 3, 2016, compared to $361.3 million during the thirteen weeks ended May 5, 2015. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales increased to 68.3% during the thirteen weeks ended May 3, 2016, as compared to 64.2% for the comparable prior year period.

Product costs increased by $113.5 million, or 53.2%, to $326.6 million during the thirteen weeks ended May 3, 2016, compared with $213.1 million during the thirteen weeks ended May 5, 2015. The increase in the amount of product costs is primarily the result of the corresponding increase in net sales. Product costs as a percentage of net sales increased to 38.9% during the thirteen weeks ended May 3, 2016, as compared to 37.9% for the comparable prior year period. Product costs for the thirteen weeks ended May 3, 2016 included $11.5 million of acquisition-related costs related to the flow through of the Sleepy’s inventory step-up valued in the purchase accounting allocation.

Store and warehouse occupancy costs, consisting primarily of lease related costs of rented facilities, increased $64.5 million, or 73.5%, to $152.4 million during the thirteen weeks ended May 3, 2016, compared to $87.9 million for the corresponding prior year period. The increase in the amount of store and warehouse occupancy costs during the thirteen weeks ended May 3, 2016 was mainly attributable to the increase in the number of stores we operated and the warehouse operations in a number of new markets opened or acquired. Store and warehouse occupancy costs as a percentage of net sales increased to 18.2% during the thirteen weeks ended May 3, 2016, as compared to 15.6% during the thirteen weeks ended May 5, 2015. The increase in store and warehouse occupancy costs as a percentage of net sales during the thirteen weeks ended May 3, 2016 was mostly attributable to our entrance into new markets that resulted in less scale and cost leverage relative to established markets.

Depreciation expense related to leasehold improvements and other fixed assets used in stores and warehouse operations increased $4.7 million, or 38.2%, to $16.7 million, during the thirteen weeks ended May 3, 2016, compared to $12.0 million during the thirteen weeks ended May 5, 2015. The increase in depreciation expense was primarily attributable to the increase in the number of stores we operated during the thirteen weeks ended May 3, 2016, as compared with the comparable prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $29.8 million, or 61.6%, to $78.0 million during the thirteen weeks ended May 3, 2016, compared to $48.2 million during the thirteen weeks ended May 5, 2015, primarily as a result of the increase in net sales and in the increased number of stores we operated during the thirteen weeks ended May 3, 2016, as compared with the corresponding prior year period.

Gross profit from retail operations.  As a result of the above, gross profit from retail operations increased $64.5 million, or 32.1%, to $265.8 million during the thirteen weeks ended May 3, 2016, compared with $201.3 million during the thirteen weeks ended May 5, 2015. Gross profit from retail operations as a percentage of net sales decreased to 31.7% during the thirteen weeks ended May 3, 2016, as compared to 35.8% during the thirteen weeks ended May 5, 2015, for the reasons discussed above.

Franchise fees and royalty income.    Franchise fees and royalty income represents initial franchise fees earned upon the opening of new franchisee stores and ongoing royalties based on a percentage of gross franchisee sales.  Franchise fees and royalty income remained flat at $1.1 million during both the thirteen weeks ended May 3, 2016 and the thirteen weeks ended May 5, 2015. Our franchisees operated 115 stores at May 3, 2016 compared to 116 stores at May 5, 2015.

Sales and marketing expenses.    Sales and marketing expenses consist of the following:

•	Advertising and media production;
•	Payroll and benefits for sales associates; and
•	Merchant service fees for customer credit and debit card payments, check guarantee fees and promotional financing expense.

Sales and marketing expenses increased $72.1 million, or 54.7%, to $204.0 million during the thirteen weeks ended May 3, 2016, compared to $131.9 million during the thirteen weeks ended May 5, 2015. Sales and marketing expenses as a percentage of net sales increased to 24.3% during the thirteen weeks ended May 3, 2016, compared to 23.5% during the thirteen weeks ended May 5, 2015. The components of sales and marketing expenses are explained below.

Advertising expense increased $22.6 million, or 54.0%, to $64.5 million during the thirteen weeks ended May 3, 2016, from $41.9 million during the thirteen weeks ended May 5, 2015. The increase in the amount of advertising spend was a result of our expansion into new markets from acquisitions and new store additions. Advertising expense as a percentage of net sales increased to 7.7% during the thirteen weeks ended May 3, 2016, compared to 7.4% during the thirteen weeks ended May 5, 2015. We receive funds from time to time from certain vendors for the advertisement of their products, and we recognize these funds as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $5.0 million during the thirteen weeks ended May 3, 2016, compared with $3.4 million during the thirteen weeks ended May 5, 2015.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, but also including costs incurred to accept payments from our customers, such as credit card and third party finance fees, increased $49.5 million, or 55.0%, to $139.5 million during the thirteen weeks ended May 3, 2016, compared to $90.0 million during the thirteen weeks ended May 5, 2015, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales increased to 16.6% during the thirteen weeks ended May 3, 2016, as compared to 16.0% during the thirteen weeks ended May 5, 2015.

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

General and administrative expenses increased $30.8 million, or 60.1%, to $82.2 million for the thirteen weeks ended May 3, 2016, compared to $51.4 million for the thirteen weeks ended May 5, 2015. The increase in general and administrative expenses was primarily a result of our growth, including a $13.7 million increase in acquisition-related costs, a $12.8 million increase in wages, benefits and stock-based compensation resulting from employee additions to our corporate office, a $3.9 million increase in amortization expense primarily related to our accelerated tradename amortization due to us adopting one national brand and a $2.2 million increase in depreciation related to property and equipment, partially offset by a $1.8 million decrease in various other general and administrative expense categories. General and administrative expenses as a percentage of net sales increased to 9.9% during the thirteen weeks ended May 3, 2016, compared to 9.1% for the comparable prior year period. The increase in general and administrative expense as a percentage of net sales is primarily due to the increase in acquisition-related costs, partially offset by a decrease in the cost of administrative labor as a percentage of net sales. General and administrative expenses for the thirteen weeks ended May 3, 2016 and May 5, 2015 included $20.1 million and $10.2 million, respectively, of primarily acquisition-related costs, ERP system implementation training costs, secondary offering costs and severance charges. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

Intangible asset impairment charge. We decided in late April 2016 to rebrand all of our stores operating under different brand names to the Mattress Firm brand name. We expect to complete this rebranding in the first quarter of fiscal 2017. In connection with this decision a triggering event was identified related to the recoverability of our tradename intangible assets. We revalued our tradename intangible assets and recorded a corresponding non-cash impairment charge of $138.7 million in the thirteen weeks ended May 3, 2016 to write down these intangible assets to fair value. The Sleep Train asset was previously held as a definite lived intangible, however with the decision to move to one national brand this tradename was revalued and reclassified as a definite lived intangible asset with the remaining value to be amortized over a period of less than two years.

Loss on store closings and impairment of store assets.    Loss on store closings and impairment of store assets consists of the following:

•	Estimated future costs to close locations at the time of closing including, as applicable, the difference between future lease obligations and anticipated sublease rentals;
•	The write-off of unamortized fixed assets related to store leasehold costs on closed stores; and
•

Non-cash charges recognized for long-lived assets generally consisting of leasehold costs and related equipment resulting in a reduction of the carrying value to estimated fair value, based on our periodic assessment of whether projected future cash flows of individual stores are sufficient to recover the carrying value of the related assets.

Loss on store closings and impairment of store assets increased $9.3 million to $9.6 million for the thirteen weeks ended May 3, 2016, compared to $0.3 million for the thirteen weeks ended May 5, 2015, primarily related to our plan to close certain stores near the end of their lease term The Company recorded an impairment charge related to the assets in these stores of approximately $6.9 million. An additional $2.0 million related to other fixed assets was also recorded.

The Company continues to review its real estate portfolio as part of the real estate optimization strategy announced on March 21, 2016.  The Company plans to provide an update on this process on its second quarter earnings call in early September.  After completion of its store optimization review, the Company will provide the estimated number of store closings and related costs.  This store optimization effort is expected to drive a more efficient deployment of capital under one national banner going forward.

Other expense, net.    Other expense, net includes interest income and interest expense. Interest expense includes interest on outstanding debt, amortization of debt discounts, and amortization of financing costs.  Other expense, net, for both periods consisted primarily of interest expense. Interest expense, net increased $13.5 million to $23.8 million for the thirteen weeks ended May 3, 2016, compared to $10.3 million for the thirteen weeks ended May 5, 2015 primarily as a result of an increase in term and revolver borrowings to fund the Sleepy’s acquisition.

Income tax expense (benefit).  We recognized $72.8 million of income tax benefit during the thirteen weeks ended May 3, 2016, compared to $3.1 million of income tax expense during the thirteen weeks ended May 5, 2015. The effective tax rate was 37.9% during the thirteen weeks ended May 3, 2016 and 36.1% during the thirteen weeks ended

May 5, 2015. The effective tax rate of 37.9% for the current period differs from the federal statutory rate of 35.0% primarily due to state income taxes.

Our estimated full year effective tax rate for fiscal 2016 is 37.9%, which is above the federal statutory rate of 35.0% primarily due to state income taxes.

Net income (loss).  As a result of the above, net loss was $119.2 million during the thirteen weeks ended May 3, 2016 compared to net income of $5.5 million during the thirteen weeks ended May 5, 2015.

Liquidity and Capital Resources

The following table summarizes the principal elements of our cash flows (in thousands):

	Thirteen Weeks Ended
	May 5,	May 3,
	2015	2016
Total cash provided by (used in):
Operating activities	$29,798	$(3,613)
Investing activities	(34,242)	(745,970)
Financing activities	1,929	748,943
Net decrease in cash and cash equivalents	(2,515)	(640)
Cash and cash equivalents, beginning of period	13,475	1,778
Cash and cash equivalents, end of period	$10,960	$1,138

Operating cash flows.  Net cash used in operating activities was $3.6 million for the thirteen weeks ended May 3, 2016, compared to net cash provided of $29.8 million for the thirteen weeks ended May 5, 2015. The $33.4 million decrease in cash flows from operating activities as compared to the prior year period was primarily due to a decrease in net income of $124.1 million from the thirteen weeks ended May 3, 2016 compared to the thirteen weeks ended May 5, 2015, however the add-back of non-cash charges such as intangible asset impairment, deferred taxes and depreciation expense of $77.2 million resulted in a $46.9 million decrease in cash compared to the thirteen weeks ended May 5, 2015. This is partially offset by changes in operating assets and liabilities related to normal fluctuations in the timing of cash collections and cash requirements which provided an additional $11.1 million in cash. Cash provided by construction allowances from landlords increased $2.4 million for the thirteen weeks ended May 3, 2016 as compared to the thirteen weeks ended May 5, 2015.

Investing cash flows.  Net cash used in investing activities was $746.0 million for the thirteen weeks ended May 3, 2016, compared to net cash used of $34.2 million for the thirteen weeks ended May 5, 2015. The $711.7 million increase was primarily due to a $724.3 million increase in cash used for the Sleepy’s acquisition during the thirteen weeks ended May 3, 2016, offset by a decrease in capital expenditures of $7.0 million and the cash inflow from sales of property and equipment in the amount $5.6 million in the thirteen weeks ended May 3, 2016.  We opened 85 new stores during the thirteen weeks ended May 3, 2016, compared to 78 new stores in the thirteen weeks ended May 5, 2015.

Financing cash flows.  Net cash provided by financing activities was $748.9 million for the thirteen weeks ended May 3, 2016, compared to net cash provided of $1.9 million for the thirteen weeks ended May 5, 2015. The $747.0 million increase in cash provided by financing activities was primarily the result of net increased borrowings of $751.5 million which were used to finance the Sleepy’s acquisition in the current year period and the inflow of $25.0 million in cash from the issuance of common stock, offset by a $28.1 million increase in debt issuance costs associated with the current fiscal year borrowings increase, a $0.4 million decrease in cash provided by the exercise of common stock options, a decrease of $0.7 million of excess tax benefits associated with stock-based awards and a $0.3 million decrease due to higher cash paid to purchase vested stock-based awards.

Our primary source of liquidity is cash flows generated by operations, supported by other sources, included but not limited to our Senior Credit Facility, proceeds from sales of property and equipment and equity offerings. During fiscal 2016 we expect to close on the sale leasebacks of certain Sleepy’s retail and warehouse locations, subject to finalization of definitive agreements and due diligence, which will provide an additional source of cash flow.

Covenant Compliance

The Senior Credit Facility requires us to comply on a quarterly basis with one financial covenant, which is a minimum fixed charge coverage ratio. This financial covenant is measured using, among other things, Adjusted EBITDA of MHC and its subsidiaries, as adjusted to include pro forma results of new stores. Commencing with the fiscal quarter ending as of August 2, 2016, MHC must not exceed a total net leverage ratio subject to specified stepdowns.

At May 3, 2016, there was $95.0 million in outstanding revolver borrowings under the Senior Credit Facility. There were standby letters of credit outstanding in the amount of $12.3 million and additional borrowing capacity of $64.2 million.

For more information about the restrictive covenants imposed on us by the Senior Credit Facility, please see “Risk Factors” in the Fiscal 2015 Annual Report.

We were in compliance with the financial covenants required under the Senior Credit Facility as of May 3, 2016. We believe that we will be able to maintain compliance with the covenants required under our debt facilities for the next 12 months without amending the credit facility or requesting waivers from the lenders that are party to the agreement.

Seasonality

Our business is subject to seasonal fluctuations. We generally have experienced more sales and a greater portion of income during the second and third quarters of our fiscal year due to a concentration of summer season holidays, including Memorial Day, the Fourth of July and Labor Day, and other seasonal factors.

Sleepy’s quarterly sales mix is similar to that of Mattress Firm’s legacy businesses.  However, the expected profitability of the Sleepy’s business differs dramatically by quarter, with an approximately breakeven first quarter and 80% to 85% of profitability generated during the second and third quarters.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes certain of our contractual obligations at May 3, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Remainder of	Fiscal	Fiscal	Fiscal	Fiscal
	Fiscal 2016	2017	2018	2019	2020	Thereafter	Total
Long‑term debt, including principal and interest(1)	$100,403	$102,165	$100,733	$132,519	$98,295	$1,463,940	$1,998,054
Operating leases(2)	338,923	419,220	360,969	309,519	269,009	889,655	2,587,295
Operating contracts(3)	3,771	3,446	2,138	1,193	—	—	10,548
Letters of credit(4)	25	125	—	—	—	—	150
Interest rate swap liability	—	—	—	1,175	—	—	1,175
Severance liabilities	2,110	989	—	—	—	—	3,099
Total	$445,232	$525,945	$463,840	$444,406	$367,304	$2,353,595	$4,600,321

(1)

Future contractual obligations on the Senior Credit Facility reflect the Company’s current interest rate, which is based on a 1.0% LIBOR rate plus 5.25% on the Term Loan and a 0.44% LIBOR rate plus 1.25% on the Revolver. Also includes capital leases, equipment financing and other notes payable.

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

(4)

We have outstanding letters of credit at May 3, 2016, which expire at varying times through 2017, including $12.1 million that are subject to automatic renewal for an additional one‑year period on the anniversary date of the agreement, unless we receive notice from the counterparty that the letter of credit agreement has been terminated at least 30 to 60 days prior to the automatic renewal date.

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

Adjusted EBITDA to Net Income (Loss) Reconciliation

Adjusted EBITDA is defined as net income (loss) before income tax expense (benefit), interest income, interest expense, depreciation and amortization (“EBITDA”), without giving effect to non-cash goodwill and intangible asset impairment charges, gains or losses on store closings and impairment of store assets, gains or losses related to the early extinguishment of debt, financial sponsor fees and expenses, non-cash charges related to stock-based awards and other items that are excluded by management in reviewing the results of operations. We have presented Adjusted EBITDA because we believe that the exclusion of these items is appropriate to provide additional information to investors about our ongoing operating performance excluding certain non-cash and other items and to provide additional information with respect to our ability to comply with various covenants in documents governing our indebtedness and as a means to evaluate our period-to-period results. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. We have provided this information to analysts, investors and other third parties to enable them to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of our ongoing operations. Management also uses Adjusted EBITDA to determine executive incentive compensation payment levels. In addition, our compliance with certain covenants under our Senior Credit Facility that are calculated based on similar measures and differ from Adjusted EBITDA primarily by the inclusion of pro forma results for acquired businesses in those similar measures. Other companies in our industry may calculate Adjusted EBITDA differently than we do. Adjusted EBITDA is not a measure of performance under U.S. GAAP and should not be considered as a substitute for net income prepared in accordance with U.S. GAAP. Adjusted EBITDA has significant limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the additional limitations to the use of Adjusted EBITDA are:

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplemental measure. The following table contains a reconciliation of our net income (loss) determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	Thirteen Weeks Ended
	May 5,	May 3,
	2015	2016
Net income (loss)	$5,478	$(118,668)
Income tax expense (benefit)	3,100	(72,799)
Interest expense, net	10,253	23,767
Depreciation	13,994	20,758
Intangible assets and other amortization	1,337	5,224
EBITDA	34,162	(141,718)
Intangible asset impairment charge	—	138,726
Loss on store closings and impairment of store assets	295	9,593
Gain from disposals of property and equipment	(44)	(588)
Stock-based compensation	1,830	1,531
Secondary offering costs	311	—
Vendor new store funds(a)	388	545
Acquisition-related expenses(b)	9,174	31,569
Other(c)	663	2,313
Adjusted EBITDA	$46,779	$41,971

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

(b)

Reflects both non-cash effects included in net income related to acquisition accounting adjustments made to inventories and other acquisition-related cash costs included in net income (loss), such as direct acquisition costs and costs related to integration of acquired businesses.

(c)

Consists of various items that management excludes in reviewing the results of operations, including $2.1 million of reduction of workforce severance expense incurred during the thirteen weeks ended May 3, 2016 and $0.7 million of ERP system implementation training costs incurred during the thirteen weeks ended May 5, 2015.

Reconciliation of Reported (U.S. GAAP) to Adjusted Statements of Operations Data

(In thousands, except share and per share amounts)

The following table provides a reconciliation of our “As Adjusted” statements of operations data for the thirteen weeks ended May 5, 2015 and May 3, 2016 with the most directly comparable financial measures in our “As Reported”, or U.S. GAAP, statements of operations data. Our “As Adjusted” data is considered a non-U.S. GAAP financial measure and is not in accordance with, or preferable to, “As Reported,” or U.S. GAAP, financial data. However, we are providing this information as we believe it may enhance year-over-year comparisons for investors and financial analysts.

	Thirteen Weeks Ended
	May 5, 2015					May 3, 2016
	Income From Operations	Income Before Income Taxes	Net Income Attributable to Mattress Firm Holding Corp.	Diluted Weighted Shares	Diluted EPS*	(Loss) Income From Operations	Loss Before Income Taxes	Net Loss Attributable to Mattress Firm Holding Corp.	Diluted Weighted Shares	Diluted EPS*
As Reported	$18,831	$8,578	$5,478	35,583,859	$0.15	$(167,700)	$(191,467)	$(119,163)	37,051,895	$(3.22)
% of sales	3.3%	1.5%	1.0%			(20.0)%	(22.8)%	(14.2)%
Adjustments
Intangible asset impairment charge (1)	—	—	—		—	138,726	138,726	86,204		2.33
Acquisition-related costs(2)	9,174	9,174	5,639		0.16	31,569	31,569	19,617		0.53
Fixed asset impairment charge(3)	—	—	—		—	8,914	8,914	5,539		0.15
ERP system implementation training costs(4)	666	666	409		0.01	—	—	—		—
Secondary offering costs(5)	311	311	311		0.01	—	—	—		—
Other expenses (6)	—	—	—		—	2,146	2,146	1,334		0.04
Total adjustments	10,151	10,151	6,359	—	0.18	181,355	181,355	112,694	—	3.05
As Adjusted	$28,982	$18,729	$11,837	35,583,859	$0.33	$13,655	$(10,112)	$(6,469)	37,051,895	$(0.17)
% of sales	5.2%	3.3%	2.1%			1.6%	(1.2)%	(0.8)%

*Due to rounding to the nearest cent, totals may not equal the sum of the lines in the table above.

The adjustments for the thirteen weeks ended May 3, 2016 were tax effected using our annualized effective tax rate as of May 3, 2016 of 37.9%.

(1)

Reflects approximately $138.7 million of non-cash impairment of tradenames recorded in the thirteen weeks ended May 3, 2016. We decided in late April 2016 to rebrand all of our stores operating under different brand names to the Mattress Firm brand name.  In conjunction with this decision, we revalued all of our tradename intangible assets and recorded a corresponding non-cash impairment charge to write down these assets to fair value.

(2)

On October 20, 2014, we acquired 100% of the outstanding equity interests in The Sleep Train, Inc., related to the operations of 314 mattress specialty retail stores in California, Oregon, Washington, Nevada, Idaho and Hawaii. On January 6, 2015, we acquired substantially all of the mattress specialty retail assets and operations of Sleep America LLC (“Sleep America”), which operated approximately 45 Sleep America retail stores in Arizona. On January 13, 2015 we acquired substantially all of the mattress specialty retail assets and operations of Mattress World, Inc. (“Mattress World”), related to the operation of 4 mattress specialty retail stores under the brand Mattress World in Pennsylvania. On November 17, 2015, we acquired the assets and operations of Double J-RD, LLC, including nine mattress specialty retail stores located primarily in East Texas. On February 5, 2016, we acquired 100% of the outstanding equity interests in HMK Mattress Holdings LLC, the holding company of Sleepy’s LLC and related entities, related to the operation of 1,065 mattress specialty retail stores in 17 states in the Northeast, New England, the Mid-Atlantic and Illinois.  Acquisition-related costs, which are included in the “As Reported” results of operations, consist of acquisition-related costs as defined under U.S. GAAP, including advisory, legal, accounting, valuation, and other professional or consulting fees and, in addition, costs of integrating store and warehouse operations and corporate functions that are not expected to recur as acquisitions are absorbed. Acquisition-related costs, consisting of direct transaction costs and integration costs, are included in the results of operations as incurred. We incurred approximately $9.2 million and $31.6 million of acquisition-related costs during the thirteen weeks ended May 5, 2015 and May 3, 2016, respectively.

(3)

Reflects approximately $8.9 million of impairment of store and other fixed assets recorded in the thirteen weeks ended May 3, 2016, primarily related to our plan to close certain stores near the end of their lease term.

(4)

Reflects implementation costs included in the results of operations as incurred, consisting primarily of incremental training-related costs, related to the roll-out of the Microsoft Dynamics AX for Retail ERP system. During the thirteen weeks ended May 5, 2015, we incurred approximately $0.7 million of ERP system implementation training costs.

(5)

Reflects approximately $0.3 million for the thirteen weeks ended May 5, 2015, of costs borne by us in connection with a secondary offering of common stock by certain of our selling shareholders which was completed in April 2015. No offering proceeds were received by the Company.

(6)	Reflects severance expense resulting from the beginning of our integration of the Sleepy’s and Mattress Firm’s management structure recorded in the thirteen weeks ended May 3, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk.  Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under the Senior Credit Facility and mortgages payable with interest rates that vary in direct relationship to changes in the prime interest rate or LIBOR. Our floating rate indebtedness was approximately $1,459.4 million at May 3, 2016. If short‑term floating interest rates increase by 100 basis points over the next twelve months, our interest expense will increase by approximately $14.5 million during that period. This amount is determined by considering the impact of the hypothetical change in interest rates on our average amount of floating rate indebtedness outstanding in the thirteen weeks ended May 3, 2016.

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

During the first quarter, we identified a material weakness in our controls relating to accounting for significant transactions, as described below.  Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report and upon that discovery, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a level that provides reasonable assurance as of the last day of the period covered by this report.

Changes in Internal Control

We acquired all of the outstanding equity interests in HMK Mattress Holdings LLC, the holding company of Sleepy’s LLC and related entities, on February 5, 2016 and management has excluded the Sleepy’s business from its assessment of the effectiveness of disclosure controls and processes as of May 3, 2016.

As permitted by the guidelines established by the SEC, companies are allowed to exclude certain acquisitions from their assessment of internal controls over financial reporting during the first year of an acquisition while integrating the acquired company. As plans to integrate Sleepy’s processes and systems into the Company’s structure are developed and accomplished, management will continue to update its assessment at each reporting period.

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Even though management did not perform the evaluation of Sleepy’s internal controls over financial reporting, we became aware of the following material weaknesses that existed at the end of Sleepy’s fiscal year 2015 and are still unremediated:

•	Sleepy’s does not adequately document its vendor agreements relating to incentives offered by vendors and does not document changes to its vendor agreements.

•	Sleepy’s does not adequately document its agreed upon firm prices for, and does not timely bill for the sale of, damaged, clearance, outlet and obsolete inventory to third parties.

The Company intends to address these material weaknesses as part of its plans to integrate Sleepy’s processes and systems during fiscal 2016, but they remain unremediated at May 3, 2016.

During the first quarter of 2016, we identified a material weakness in our controls over financial reporting related to the accounting for significant transactions that occurred during the quarter.  Specifically, we did not design and maintain effective controls related to the recording of the expense for the flow through of the inventory step up fair value adjustment in the Sleepy’s acquisition.  We believe the financial statements included herein properly reflect the correct amount and proper classification of the flow through of the Sleepy’s inventory step-up adjustment.

In order to remediate this material weakness, we plan to implement the following steps to improve the overall processes of identifying and reviewing purchase accounting considerations beyond the recording of the initial purchase price:

•	Adjust our standard calculations to incorporate the acquired company’s recent inventory turnover as a basis for the flow through of the fair value adjustment;
•

Add additional considerations to our processes to address the accounting for and financial statement presentation of activities that occur beyond the initial purchase accounting and subsequent adjustments to purchase accounting; and

•	Perform additional internal review processes to ensure the appropriate accounting and disclosure of significant transactions.

Based on these planned measures, management believes that the control deficiencies will be remediated by the end of the fiscal year, but the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.  Should additional changes to the remediation plan be warranted, management will modify the planned measures accordingly.

Other than the identification of the material weakness and the acquisition of Sleepy’s business, there were no changes in the Company’s internal controls over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting during the period ended May 3, 2016.

Part II.

OTHER INFORMATION

Item 1A. Risk Factors

We described the most significant risk factors applicable to us in Part I, Item 1A. “Risk Factors” of our Fiscal 2015 Annual Report.  We believe there have been no material changes from the risk factors disclosed in our Fiscal 2015 Annual Report except as stated below:

Our re-branding efforts to a single, national brand in markets where historically we have had little or no presence may not resonate with consumers and could adversely affect our financial condition and results of operations.

We recently announced our intention to operate under a single brand name nationwide and to re-brand all of our stores which currently operate under different brand names to the Mattress Firm® brand name.  The majority of the stores that will be re-branded are located in markets where the Mattress Firm brand-name has little or no previous presence and that have operated under other brand names – primarily Sleepy’s® and Sleep Train® – for many decades.  We have engaged in extensive research to determine the appropriate single brand name for our operations going forward and believe that building a national chain under the Mattress Firm brand name is the appropriate long-term strategy.  As a result of this decision we have incurred a corresponding impairment to the identifiable intangible tradename assets associated with our affected brand names.  Although historically we have experienced limited, if any, long-term sales declines with respect to re-branded stores in our prior acquisition markets, the intended brand conversions may have both short-term and long-term impact on sales given the strong regional brand awareness built over decades of consumer advertising in our recently acquired markets.  If customers decline to shop at the stores that we ultimately re-brand to Mattress Firm®, we may experience a material decline in sales that could adversely affect our financial condition and results of operations.

A material weakness in our internal control over financial reporting existed as of May 3, 2016. If we do not maintain effective internal control over financial reporting, our operating results could require material modification and our financial reports may not be reliable.

As described in Part I, Item 4. “Controls and Procedures” of this report, a material weakness in our controls over financial reporting related to the recording of the expense for the flow through of the inventory step up fair value adjustment in the Sleepy’s acquisition existed as of May, 3, 2016. As of the end of the period covered by this report, our management, with the participation of our Chief Executive Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation and because of the material weakness noted above, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of May 3, 2016. The Company has identified steps to remediate the deficiency.

Although we are committed to continuing to improve our internal control processes to ensure the adequacy of the internal controls over financial reporting, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If our efforts to address the material weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, a restatement of our financial statements for one or more prior periods, a decline in our stock price and investor confidence or other material effects on our business, reputation, results of operations, financial condition or liquidity periods, a decline in our stock price and investor confidence or other material effects on our business, reputation, results of operations, financial condition or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 5, 2016 the Company issued and sold a total of 1,762,236 shares of its common stock to Steve Stagner, its chief executive officer at the time, Winter Street Opportunities Fund, L.P. and JWC Fund III Coinvest, LLC, investment funds affiliated with J.W. Childs, Adam Blank, the then-chief operating officer and general counsel of Sleepy’s, and Calera Capital Partners IV, L.P., then an equity holder of HMK Mattress Holdings LLC (“Calera”), at an aggregate offering price of approximately $63 million.  The shares were sold for a combination of cash and non-cash consideration, based on a purchase price of $35.75 per share, which was above the price at which the Company’s common stock last traded at the close of trading on February 2, 2016.

699,300 of the total shares issued were sold to the investment fund affiliates of J.W. Childs and Mr. Stagner, which each of them purchasing 559,440 and 139,860 shares, respectively.  The Company used the cash proceeds from the sales to the investment fund affiliates and Mr. Stagner to fund part of the cash portion of the Sleepy’s acquisition’s purchase price.

The remaining 1,062,936 shares were issued as partial payment of the Sleepy’s acquisition’s purchase price, with Calera receiving 839,160 shares and Mr. Blank receiving, indirectly, 223,776 shares, each in exchange for the equity value that they held in Sleepy’s.

The above-described issuance was conducted as a private offering exempt from registration pursuant to Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”), to purchasers who at the time of purchase, based on the Company’s reasonable belief, were accredited investors as such term is defined in Rule 501 of Regulation D of the Act.

Item 6. Exhibits.

(a)	Exhibits: Reference is made to the Exhibit List filed as a part of this report beginning on page E-1. Each of such exhibits is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTRESS FIRM HOLDING CORP.

Date: June 13, 2016	By:	/s/ Kenneth E. Murphy III
Kenneth E. Murphy III
President and Chief Executive Officer (principal executive officer)

Date: June 13, 2016	By:	/s/ Alexander S. Weiss
Alexander S. Weiss
Chief Financial Officer (principal financial officer)

Date: June 13, 2016	By:	/s/ Cathy Hauslein
Cathy Hauslein
Senior Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT LIST

Exhibit
Number	Exhibit Title
10.1

Third Amended and Restated Employment Agreement of R. Stephen Stagner, dated March 21, 2016 (incorporated by reference to Exhibit 10.2 to Mattress Firm Holding Corp.’s Current Report on Form 8 K (File No. 001-35354) filed March 21, 2016).

10.2

Confidential Separation Agreement and General Release dated April 1, 2016, by and among Mattress Firm Holding Corp., Mattress Firm, Inc. and Robert D. Killgore (incorporated by reference to Exhibit 10.10 to Mattress Firm Holding Corp.’s Annual Report on Form 10-K (File No. 001-35354) filed on April 4, 2016).

10.3

Amended & Restated Employment Agreement of Kenneth E. Murphy III, dated March 21, 2016(incorporated by reference to Exhibit 10.1 to Mattress Firm Holding Corp.’s Current Report on Form 8-K (File No. 001-35354) filed March 21, 2016).

10.4

Employment Agreement dated February 5, 2016, by and among Mattress Firm Holding Corp., Mattress Firm, Inc. and Adam Blank (incorporated by reference to Exhibit 10.3 to Mattress Firm Holding Corp.’s Current Report on Form 8-K (File No. 001-35354) filed February 5, 2016).

10.5

Amendment No. 1 to ABL Credit Agreement, among Mattress Holding Corp., Mattress Holdco, Inc., the lenders and issuers party thereto, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Mattress Firm Holding Corp.’s Current Report on Form 8-K (File No. 001-35354) filed February 5, 2016).

10.6

Amendment No. 1 to Term Loan Credit Agreement, among Mattress Holding Corp., Mattress Holdco, Inc., the lenders party thereto, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Mattress Firm Holding Corp.’s Current Report on Form 8-K (File No. 001-35354) filed February 5, 2016).

10.7

Share Purchase Agreement dated February 3, 2016, by and among Mattress Firm Holding Corp., Winter Street Opportunities Fund, L.P., JWC Fund III Coinvest, LLC and R. Stephen Stagner (incorporated by reference to Exhibit 10.2 to Mattress Firm Holding Corp.’s Current Report on Form 8 K (File No. 001-35354) filed February 3, 2016).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

E-1

Exhibit
Number	Exhibit Title
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

E-2