Form 10-Q
period 2016-08-02
MATTRESS FIRM HOLDING CORP.
filed 2016-09-12
CIK 1419852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 2, 2016

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

As of September 8, 2016, 37,255,048 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

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

Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	a reduction in discretionary spending by consumers;
•	our ability to profitably open and operate new stores;
•	our relationship with certain mattress manufacturers as our primary suppliers;
•	our dependence on a few key employees;
•	the failure of our acquired businesses to achieve the results we expect;
•	the possible impairment of our goodwill or other acquired intangible assets;
•	the effect of our planned growth and the integration of our acquisitions on our business infrastructure;
•	the impact of seasonality on our financial results and comparable‑store sales;
•	fluctuations in our comparable‑store sales from quarter to quarter;
•	the effectiveness and efficiency of our advertising expenditures;
•	our success in keeping warranty claims and exchange return rates within acceptable levels;
•	our ability to deliver our products in a timely manner;
•	our status as a holding company with no business operations;
•	our ability to anticipate consumer trends;
•	heightened competition;
•	the impact of significant weather events;
•	changes in applicable regulations;

•	risks related to our franchises, including our lack of control over their operations, their ability to finance and open new stores and our liabilities if they default on note or lease obligations;
•	risks related to our stock; and
•	risks related to our franchises, including our lack of control over their operations, their ability to finance and open new stores and our liabilities if they default on note or lease obligations;

•	risks related to our stock; and

•	other factors discussed in “Item 1A. Risk Factors” of Part I of the Fiscal 2015 Annual Report, elsewhere in this report and in our other filings with the SEC.

MATTRESS FIRM HOLDING CORP.

		Page
PART I. FINANCIAL INFORMATION		4

Item 1.	Financial Statements (unaudited).	4
	Condensed Consolidated Balance Sheets as of February 2, 2016 and August 2, 2016.	4
	Condensed Consolidated Statements of Operations for the Thirteen Weeks ended August 4, 2015 and August 2, 2016 and Twenty-Six Weeks ended August 4, 2015 and August 2, 2016.	5
	Condensed Consolidated Statements of Comprehensive Income for the Thirteen Weeks ended August 4, 2015 and August 2, 2016 and Twenty-Six weeks ended August 4, 2015 and August 2, 2016.	6
	Condensed Consolidated Statement of Equity for the Twenty-Six Weeks ended August 2, 2016.	7
	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended August 4, 2015 and August 2, 2016.	8
	Notes to Condensed Consolidated Financial Statements.	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	42
Item 4.	Controls and Procedures.	42

PART II. OTHER INFORMATION		44

Item 1A.	Risk Factors.	44
Item 6.	Exhibits.	44
	Signatures.	45

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(unaudited)

	February 2,	August 2,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$1,778	$13,587
Accounts receivable, net	64,923	78,673
Inventories	161,190	253,105
Prepaid expenses and other current assets	55,176	126,738
Total current assets	283,067	472,103
Property and equipment, net	317,451	455,863
Intangible assets, net	214,942	99,038
Goodwill	826,728	1,490,167
Other noncurrent assets, net	16,496	22,291
Total assets	$1,658,684	$2,539,462

Liabilities
Current liabilities:
Notes payable and current maturities of long-term debt	$8,664	$16,284
Accounts payable	164,686	274,325
Accrued liabilities	83,869	179,592
Customer deposits	20,028	43,084
Total current liabilities	277,247	513,285
Long-term debt, net of current maturities	675,033	1,340,286
Deferred income tax liability	52,299	47,196
Other noncurrent liabilities	142,623	161,478
Total liabilities	1,147,202	2,062,245

Commitments and contingencies (Note 13)

Equity
Common stock, $0.01 par value; 120,000,000 shares authorized; 35,356,859 and 35,294,568 shares issued and outstanding at February 2, 2016; and 37,297,201 and 37,228,002 shares issued and outstanding at August 2, 2016, respectively	353	372
Additional paid-in capital	447,357	516,004
Accumulated retained earnings (deficit)	63,772	(57,590)
Total Mattress Firm Holding Corp. equity	511,482	458,786
Noncontrolling interest	—	18,431
Total equity	511,482	477,217
Total liabilities and equity	$1,658,684	$2,539,462

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	August 2,	August 4,	August 2,
	2015	2016	2015	2016

Net sales	$661,064	$980,011	$1,223,618	$1,819,403
Cost of sales	403,557	625,495	764,840	1,199,112
Gross profit from retail operations	257,507	354,516	458,778	620,291
Franchise fees and royalty income	1,285	1,076	2,400	2,198
Total gross profit	258,792	355,592	461,178	622,489
Operating expenses:
Sales and marketing expenses	169,121	246,367	301,017	450,404
General and administrative expenses	42,893	79,664	94,257	161,905
Intangible asset impairment charge	—	—	—	138,726
Loss on store closings and impairment of store assets	1,173	7,066	1,468	16,659
Total operating expenses	213,187	333,097	396,742	767,694
Income (loss) from operations	45,605	22,495	64,436	(145,205)
Other expense:
Interest expense, net	10,046	24,670	20,299	48,437
Income (loss) before income taxes	35,559	(2,175)	44,137	(193,642)
Income tax expense (benefit)	13,678	(408)	16,778	(73,207)
Net income (loss)	21,881	(1,767)	27,359	(120,435)
Net income attributable to noncontrolling interest	—	432	—	927
Net income (loss) attributable to Mattress Firm Holding Corp.	$21,881	$(2,199)	$27,359	$(121,362)

Basic net income (loss) per common share	$0.62	$(0.06)	$0.78	$(3.27)
Diluted net income (loss) per common share	$0.61	$(0.06)	$0.77	$(3.27)

Basic weighted average shares outstanding	35,188,368	37,201,842	35,167,565	37,126,890
Diluted weighted average shares outstanding	35,600,295	37,201,842	35,584,024	37,126,890

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	August 2,	August 4,	August 2,
	2015	2016	2015	2016

Net income (loss)	$21,881	$(1,767)	$27,359	$(120,435)
Unrealized loss on cash flow hedge, net of tax benefit of $0, $44, $0 and $0, respectively	—	(71)	—	—
Other comprehensive income (loss), net of tax	21,881	(1,838)	27,359	(120,435)
Comprehensive income attributable to noncontrolling interest	—	432	—	927
Comprehensive income (loss) attributable to Mattress Firm Holding Corp	$21,881	$(2,270)	$27,359	$(121,362)

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statement of Equity

(In thousands, except share amount)

(unaudited)

	Mattress Firm Holding Corp. Stockholders' Equity
				Accumulated
			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Capital	(Deficit)	Equity	Interest	Equity
Balances at February 2, 2016	35,294,568	$353	$447,357	$63,772	$511,482	$—	$511,482
Acquisition-related noncontrolling interest	—	—	—	—	—	18,354	18,354
Net loss	—	—	—	(121,362)	(121,362)	—	(121,362)
Net income attributable to noncontrolling interest	—	—	—	—	—	927	927
Issuance of common stock	699,300	7	24,993	—	25,000	—	25,000
Sleepy's equity consideration	1,062,936	11	36,820	—	36,831	—	36,831
Exercise of common stock options	146,829	1	2,858	—	2,859	—	2,859
Excess tax benefits associated with stock ‑based awards	—	—	162	—	162	—	162
Vesting of restricted stock	31,277	—	—	—	—	—	—
Purchase of vested stock ‑based awards	(6,908)	—	(284)	—	(284)	—	(284)
Stock ‑based compensation	—	—	4,098	—	4,098	—	4,098
Distributions to noncontrolling interest partner	—	—	—	—	—	(850)	(850)
Balances at August 2, 2016	37,228,002	$372	$516,004	$(57,590)	$458,786	$18,431	$477,217

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Twenty-Six Weeks Ended
	August 4,	August 2,
	2015	2016
Cash flows from operating activities:
Net income (loss)	$27,359	$(120,435)
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	28,746	43,373
Loan fee and other amortization	3,797	14,023
(Gain) loss from disposals of property and equipment	(14)	1,088
Deferred income tax expense (benefit)	3,766	(32,500)
Stock-based compensation	4,352	4,098
Intangible asset impairment	—	138,726
Loss on store closings and impairment of store assets	1,468	16,659
Construction allowances from landlords	5,913	6,803
Excess tax benefits associated with stock-based awards	(915)	(162)
Effects of changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(3,515)	(12,909)
Inventories	4,400	(7,351)
Prepaid expenses and other current assets	(5,952)	(48,266)
Other assets	(2,307)	(1,112)
Accounts payable	11,310	40,643
Accrued liabilities	9,455	29,339
Customer deposits	6,664	6,426
Other noncurrent liabilities	24,628	2,646
Net cash provided by operating activities	119,155	81,089
Cash flows from investing activities:
Purchases of property and equipment	(68,480)	(55,825)
Sales of property and equipment, net	—	74,262
Business acquisitions, net of cash acquired	119	(725,031)
Net cash used in investing activities	(68,361)	(706,594)
Cash flows from financing activities:
Proceeds from issuance of debt	58,000	799,100
Principal payments of debt	(114,302)	(160,607)
Debt issuance costs	—	(28,066)
Proceeds from issuance of common stock	—	25,000
Proceeds from exercise of common stock options	1,755	2,859
Excess tax benefits associated with stock-based awards	915	162
Purchase of vested stock-based awards	—	(284)
Distributions to noncontrolling interest partner	—	(850)
Net cash (used in) provided by financing activities	(53,632)	637,314
Net (decrease) increase in cash and cash equivalents	(2,838)	11,809
Cash and cash equivalents, beginning of period	13,475	1,778
Cash and cash equivalents, end of period	$10,637	$13,587
Cash paid for:
Interest	$20,070	$42,026
Income taxes	$6,038	$2,423
Supplemental disclosure of noncash investing and financing activity:
Capital expenditures included in accounts payable and accruals at end of period	$6,933	$5,450
Capital leases	$—	$9,546
Equity issued in acquisition	$—	$36,831

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these interim financial statements.

MATTRESS FIRM HOLDING CORP.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Business and Basis of Presentation

Mattress Firm Holding Corp., through its direct and indirect subsidiaries, is engaged in the retail sale of mattresses and bedding-related products in the United States through over 3,600 company-operated and franchisee-owned mattress specialty stores in 49 states that operate primarily under the brand names Mattress Firm,® Sleepy’s® and Sleep Train®, as well as through the Company’s eCommerce sites and special events. Mattress Firm Holding Corp. and its subsidiaries are referred to collectively as the “Company” or “Mattress Firm.”

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”), and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of August 2, 2016, and the results of operations, other comprehensive income and cash flows for the periods presented. The Company’s historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and related notes for the fiscal year ended February 2, 2016, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2016 (the “Fiscal 2015 Annual Financial Statements”).

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

Certain reclassifications have been made to the prior year condensed consolidated statements of cash flows to segregate the gain (loss) from disposals of property and equipment from the previously reported activity that was included as a component of the change in noncurrent liabilities to conform to the current period financial statement presentation with no effect on the Company’s previously reported net cash provided by operating activities.

The Company’s fiscal year consists of 52 or 53 weeks ending on the Tuesday closest to January 31. The fiscal year ended February 2, 2016 (“Fiscal 2015”) consisted of 52 weeks. The fiscal year ending January 31, 2017 (“Fiscal 2016”) consists of 52 weeks.

The Company acquired The Sleep Train, Inc. (“Sleep Train”) in October 2014 and HMK Mattress Holdings LLC, the holding company of Sleepy’s LLC and related entities (collectively, “Sleepy’s”) in February 2016. Both the Sleep Train and Sleepy’s legacy systems utilize the First-In, First-Out cost flow method (“FIFO”) of inventory costing. As a result, inventory of $44.1 million and $134.6 million as of February 2, 2016 and August 2, 2016, respectively, is valued at FIFO. The Company, as a whole, uses the Weighted Average costing method for inventory. The Company determined the difference between Weighted Average and FIFO costs was not material at February 2, 2016 and August 2, 2016, therefore the carrying value of all inventory is essentially at Weighted Average. Steps are in process to convert the acquired legacy inventory systems to the Company’s current ERP system; however, this is not expected to be completed until fiscal 2017. The Company will continue to assess and confirm that the carrying value of the FIFO inventory and the Weighted Average inventory is not materially different.

The Company acquired from Sleepy’s an interest rate swap derivative used for the purpose of hedging exposure to changes of interest rates.  This instrument has a notional amount of $39 million. The interest rate swap, carried at fair value, matures on October 10, 2019. The derivative is an economic hedge and changes in fair value of the derivative instrument are recognized as interest expense in the Company’s condensed consolidated statements of operations. In the twenty-six weeks ended August 2, 2016, the Company has recognized a gain of less than $0.1 million on the interest rate swap.

A subsidiary of Sleepy’s entered into an arrangement in 2006 with an unrelated third party to purchase land as tenants in common and build office and warehouse space (the “Project”) that would be leased to Sleepy’s for its corporate headquarters. The Project is owned by a limited liability company (“LLC”), which is 50% owned by Sleepy’s. As a result of the Sleepy’s acquisition, this 50% interest is now owned by the Company. Pursuant to Accounting Standard Codification (“ASC”) 810-10, the LLC is considered a variable interest entity and the Company is considered the primary beneficiary. As a result, the Company accounts for the Project utilizing the consolidation method of accounting and all operating results and the balance sheet of the LLC is consolidated with a corresponding noncontrolling interest presented in the Company’s condensed consolidated financial statements. At August 2, 2016, the Company had $18.4 million of equity in the noncontrolling interest recorded on its condensed consolidated balance sheets. At August 2, 2016, the LLC had land and buildings with a net book value of $73.5 million, which are classified in property and equipment, net in the condensed consolidated balance sheets and $35.5 million of mortgage debt that is classified in long-term debt, net of current maturities in our condensed consolidated balance sheets.  Although the mortgage debt is collateralized by the land and buildings, Sleepy’s is jointly and severally liable for the outstanding mortgage principal and interest payments on the mortgage debt.  Only 50% of these assets and liabilities are attributable to the Company.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations- Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective on a prospective basis for annual reporting periods beginning after December 15, 2015, however early adoption is permitted. The Company has adopted this ASU on a prospective basis beginning on February 3, 2016. The adoption of this ASU impacted the Company’s adjustment to provisional amounts recorded in the 2016 acquisition discussed in Note 3.

Not Yet Adopted in this Report—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This ASU is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, as an amendment to ASU 2014-09.  The amendment clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transaction, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”,

which also amends certain aspects of ASU 2014-09,  specifically the standard’s guidance on identifying performance obligations and the implementation guidance on licensing. The amendments clarify when promised goods or services are separately identifiable (i.e., distinct within the context of a contract), an important step in determining whether goods and services should be accounted for as separate performance obligations. In addition, the amendments allow entities to disregard goods or services that are immaterial in the context of a contract and provide an accounting policy election for accounting for certain shipping and handling activities. The amendments also clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property (IP), which will determine whether the entity recognizes revenue over time or at a point in time. The amendments revise the guidance to address how entities should apply the exception for sales- and usage-based royalties to licenses of IP, recognize revenue for licenses that are not separate performance obligations and evaluate different types of license restrictions (e.g., time-based, geography-based). In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients", to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectability, noncash consideration, presentation of sales tax and transition. The new guidance’s effective date and transition provisions are aligned with the requirements in the new revenue standard, which is not yet effective. The Company is currently evaluating the guidance, including the amendments, to determine the Company's adoption method and the effect it will have on the Company's condensed consolidated financial statements.

  In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires any organization that lease assets to recognize the rights and obligations created by those leases on the balance sheet. This ASU is effective for fiscal years beginning after December 15, 2018 including interim periods within that reporting period, however early adoption is permitted.  The Company will apply this ASU on a retrospective basis beginning in fiscal year 2019. The Company is currently evaluating the guidance to determine the effect it will have on the Company's condensed consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and will require adoption on a retrospective basis. The Company is currently evaluating the impact the application of ASU 2016-15 will have on the Company’s condensed consolidated financial statements.

3. Acquisitions

On February 5, 2016, the Company completed the purchase of all of the outstanding equity interests in HMK Mattress Holdings LLC, the holding company of Sleepy’s LLC and related entities (collectively, “Sleepy’s”), for an aggregate purchase price of approximately $796.3 million, subject to working capital adjustments.  At the time of the acquisition, Sleepy’s operated 1,065 specialty mattress retail stores located in 17 states in the Northeast, New England, the Mid-Atlantic and Illinois and employed approximately 3,300 people. The Sleepy’s acquisition allowed the Company to achieve immediate scale and presence in New England and in the Northeast where it previously had little to no presence.

The Company expects to receive future annual cash income tax benefits of approximately $11.5 million over the next 15 years from deductible tax basis goodwill generated from the acquisition, subject to the Company’s ability to generate future taxable income.  The purchase price consisted of cash of $725.0 million (net of $34.5 million of cash acquired), of which $20.0 million was placed in escrow, and $36.8 million delivered in the form of 1,062,936 shares of common stock, par value $0.01 per share, of Mattress Firm Holding Corp. (“common stock”) as calculated in accordance with the terms of the purchase agreement. The common stock was issued to certain affiliates of Adam Blank, the chief operating officer and general counsel of Sleepy’s immediately prior to the closing of the acquisition, and Calera Capital Partners IV, L.P. in exchange for the aggregate equity value that each of them held in HMK Mattress Holdings LLC.

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

The allocation of the preliminary purchase price to the acquired assets and liabilities, based on management’s estimate of their fair values on the acquisition date, is as follows (in thousands):

Sleepy's
Cash	$34,436
Accounts receivable	3,482
Inventories	84,564
Prepaid expenses and other current assets	23,296
Property and equipment	192,355
Intangible assets	31,500
Goodwill	663,436
Net favorable lease rights	7,449
Other assets	5,796
Notes payable and current maturities of long-term debt	(2,972)
Accounts payable	(71,122)
Accrued liabilities	(65,951)
Customer deposits	(16,630)
Long-term debt, net of current maturities	(45,687)
Deferred income tax liability	(27,559)
Other noncurrent liabilities	(1,744)
Noncontrolling interest	(18,354)
Fair value of assets and liabilities acquired	796,295
Reconciliation to cash used in acquisition:
Fair value of equity consideration transferred	(36,831)
Cash of acquired business	(34,436)
Cash used in acquisition, net of cash acquired	$725,028

The Sleepy’s acquisition resulted in $663.4 million of goodwill based on management’s estimate on the acquisition closing date, of which approximately $460.5 million will be deductible for income tax purposes over 15 years.

Intangible assets acquired in relation to the Sleepy’s acquisition consist primarily of $26.8 million in acquired tradenames and $4.7 million related to a non-compete agreement. The tradenames were valued as defensive assets and have useful lives ranging from one to ten years. The weighted average amortization period remaining for these tradename intangible assets is three years. The non-compete agreement is being amortized over a period of five years.

The noncontrolling interest relates to the 50% interest in the LLC not owned by the Company and was adjusted to fair value at the date of acquisition based on the net fair value of the fixed assets and mortgage liability held by the LLC.

The net sales included in the Company’s consolidated statement of operations which were generated by the Sleepy’s business from the acquisition closing date of February 5, 2016 through August 2, 2016 was $528.2 million. The earnings included in the Company’s consolidated statement of operations derived from the Sleepy’s business from the acquisition closing date to August 2, 2016 were $17.4 million.

Acquisition-related costs for U.S. GAAP purposes are costs the acquirer incurs to effect a business combination, including advisory, legal, accounting, valuation, and other professional or consulting fees. The Company incurred a total of approximately $0.4 million and $6.8 million of acquisition-related costs charged to general and administrative expenses during the thirteen and twenty-six weeks ended August 2, 2016, respectively.

The allocation of the purchase price is preliminary and is not finalized and may be adjusted during the remainder of fiscal 2016.  The items still under review include the fair value of inventories, accrued liabilities, and deferred income taxes.  In addition, as the Company continues to integrate the Sleepy’s accounting processes other items may require adjustment.  During the thirteen weeks ended August 2, 2016, the Company made adjustments to provisional amounts recorded during the first quarter of fiscal 2016 of a net increase of $11.5 million to various reserves and accruals, a net increase of $3.1 million in the value assigned to property and equipment, net decrease of $1.8 million in the value assigned to intangible assets, and a net adjustment of $0.8 million in the purchase price, resulting in a net increase in goodwill of $11.0 million.  The impact to net income from these provisional adjustments in the first quarter of fiscal 2016 would have been less than a $0.1 million decrease.

In the twenty-six weeks ended August 2, 2016, the Company recorded a working capital adjustment related to its November 2015 acquisition of the retail assets and operations of Double J-RD, LLC which increased goodwill and cash used in acquisitions by less than $0.1 million.

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

The unaudited financial information set forth below has been compiled from the historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended August 4, 2015			Twenty-Six Weeks Ended August 4, 2015
	As Reported	Pro Forma Adjustments	Pro Forma	As Reported	Pro Forma Adjustments	Pro Forma
Net sales	$661,064	$312,137	$973,201	$1,223,618	$560,969	$1,784,587
Net income (loss)	21,881	5,337	27,218	27,359	(4,696)	22,663
Diluted net income (loss) per common share	$0.61	$0.15	$0.76	$0.77	$(0.13)	$0.64

For the thirteen and twenty-six weeks ended August 2, 2016 no pro-forma adjustments are required to be presented as the acquisition of Sleepy’s occurred within three days of the beginning of the fiscal year. As such the three days of activity were not considered significant.

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

Assets requiring recurring or non-recurring fair value measurements consisted of the following (in thousands):

	Net Book
	Value as of
	February 2,	Fair Value Measurements			Fiscal 2015
	2016	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan	$1,698	$—	$1,698	$—	$—
Property and equipment requiring impairment review	$727	$—	$—	$727	$1,525
Senior Credit Facility term loans	$685,113	$—	$670,270	$—	$—

	Net Book
	Value as of
	August 2,	Fair Value Measurements			Fiscal 2016
	2016	Level 1	Level 2	Level 3	Impairments
Nonqualified deferred compensation plan	$1,885	$—	$1,885	$—	$—
Intangible assets requiring impairment review	$14,579	$—	$—	$14,579	$138,726
Interest rate swap liability	$1,200	$—	$1,200	$—	$—
Property and equipment requiring impairment review	$1,780	$—	$—	$1,780	$14,438
Senior Credit Facility term loans	$1,282,713	$—	$1,296,279	$—	$—

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

Impairment testing performed as of August 2 2016

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

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	February 2,	August 2,
	2016	2016
Land	$—	$19,429
Building	—	62,816
Leasehold improvements	340,029	392,444
Equipment, computers and software	83,879	116,826
Store signs	56,149	65,318
Furniture and fixtures	36,730	34,765
Vehicles	1,738	1,479
Property and equipment	518,525	693,077
Accumulated depreciation	(201,074)	(237,214)
Property and equipment, net	$317,451	$455,863

Depreciation expense was $14.7 million and $22.6 million for the thirteen weeks ended August 4, 2015 and August 2, 2016, respectively. Depreciation expense was $28.7 million and $43.4 million for the twenty-six weeks ended August 4, 2015 and August 2, 2016, respectively. Based upon the review of the performance of individual stores, including a decline in performance of certain stores, impairment losses of approximately $0.7 million and $4.5 million were recognized during the thirteen and twenty-six weeks ended August 4, 2015 and August 2, 2016, respectively. The impairment loss amounts were determined as the excess of the carrying value of property and equipment of those stores with potential impairment in excess of the estimated fair value based on estimated cash flows. Estimated cash flows are primarily based on projected revenues, operating costs and maintenance capital expenditures of individual stores and are discounted based on comparable industry average rates for weighted average cost of capital. The Company also recorded an impairment charge related to store assets of approximately $6.9 million in the thirteen weeks ended May 3, 2016, primarily related to our plan to close certain stores near the end of their lease term. An additional $1.0 million and $3.0 million of impairment losses were recorded during the thirteen and twenty-six weeks ended August 2, 2016, respectively, related to other fixed assets. Impairment losses related to fixed assets are reported as a component of “Loss on store closing and impairment of store assets” in the condensed consolidated statements of operations.

On June 20, 2016, the Company completed the sale and leaseback of two warehouses to an unrelated third party and on July 11, 2016, the Company completed the sale and leaseback of 15 store properties to an unrelated third party.  The Company received aggregate gross proceeds from the transactions of $70.9 million ($68.5 million, net of closing costs).  Mortgage debt of $9.4 million related to these properties was paid off as part of the transaction and $2.6 million of the proceeds, recorded  as a component of accounts receivable, net, was placed in escrow with the state of New Jersey and will be released during fiscal 2017.  In connection with the transactions the Company has entered into agreements under which the Company leases these properties.  The Company accounted for the transactions as sale-leasebacks and determined the transactions qualified for sales recognition and sale-leaseback accounting.  The Company recognized any loss on sale immediately and any gain was deferred and will be recognized over the lease term. Accordingly, during the second quarter of fiscal 2016, the Company recognized net losses of $1.7 million.  The gains of $14.7 million were deferred and will be recognized over the respective lease terms.

6. Goodwill and Intangible Assets

The Company’s goodwill is attributable to the retail segment. A summary of the changes in the carrying amounts of goodwill and non-amortizable assets for the twenty-six weeks ended August 2, 2016 is as follows (in thousands):

		Nonamortizable
	Goodwill	Intangibles
Balance at February 2, 2016	$826,728	$178,358
Prior year business acquisition adjustment (See Note 3)	3	—
Current period business acquisitions (see Note 3)	663,436	—
Impairment of tradenames	—	(97,759)
Reclassification of tradenames to definite lived intangible assets	—	(8,953)
Balance at August 2, 2016	$1,490,167	$71,646

A summary of the changes in the carrying amounts of amortizable intangible assets for the twenty-six weeks ended August 2, 2016 is as follows (in thousands):

			Net
		Accumulated	Carrying
	Gross Cost	Amortization	Value
Balance at February 2, 2016	$44,936	$(8,352)	$36,584
Current period business acquisitions (See Note 3)	31,500	—	31,500
Reclassification of tradenames to definite lived intangible assets	8,953		8,953
Impairment of tradenames	(45,694)	4,727	(40,967)
Trademarks defense	129	—	129
Amortization expense	—	(8,807)	(8,807)
Balance at August 2, 2016	$39,824	$(12,432)	$27,392

The components of intangible assets were as follows (dollar amounts in thousands):

		February 2, 2016			August 2, 2016
		Gross			Gross
	Useful Life	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Nonamortizing:
Trade names and trademarks		$178,358	$—	$178,358	$71,646	$—	$71,646
Amortizing:
Franchise agreement rights	20	5,907	1,266	4,641	5,907	1,490	4,417
Acquired trade names and trademarks	1 - 10	34,972	5,518	29,454	25,160	8,689	16,471
Software technology	15	1,573	275	1,298	1,573	328	1,245
Non-compete agreements	3 - 5	2,484	1,293	1,191	7,184	1,925	5,259
Intangible assets, net		$223,294	$8,352	$214,942	$111,470	$12,432	$99,038

Expense included in general and administrative expense related to the amortization of intangible assets was $0.7 million and $4.1 million for the thirteen weeks ended August 4, 2015 and August 2, 2016, respectively. Expense included in general and administrative expense related to the amortization of intangible assets was $1.4 million and $8.8 million for the twenty-six weeks ended August 4, 2015 and August 2, 2016, respectively.

The weighted average amortization period remaining for intangible assets is five years. As of August 2, 2016, amortization expense for intangible assets is expected to be as follows (in thousands):

Fiscal Year
Remainder of 2016	$9,928
2017	$4,352
2018	$2,434
2019	$2,386
2020	$2,372
Thereafter	$5,920

No goodwill impairment charges were recognized in the thirteen and twenty-six weeks ended August 4, 2015 and August 2, 2016.

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

7. Notes Payable and Long-term Debt

Notes payable and long-term debt consists of the following (in thousands):

	February 2,	August 2,
	2016	2016
Senior Credit Facility - term loans	$691,000	$1,306,075
Less: Senior Credit Facility - term loans discount	(5,887)	(23,362)
Senior Credit Facility - revolver borrowings	—	40,000
Capital leases	—	9,458
Equipment financing and other notes payable	5,808	37,951
Total long-term debt	690,921	1,370,122
Less: deferred financing costs	(7,224)	(13,552)
Total debt, net	683,697	1,356,570
Less: current maturities of long-term debt	8,664	16,284
Long-term debt, net of current maturities	$675,033	$1,340,286

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

The ABL Credit Agreement requires compliance with one financial covenant. The Company cannot permit its fixed charge coverage ratio to fall below 1.0. The ABL Credit Agreement generally defines the fixed charge coverage ratio as the ratio of (a) adjusted EBITDA, less capital expenditures, less all taxes paid or payable in cash by the borrower and guarantors to (b) the sum of fixed charges, in each case, determined as of the most recently ended four fiscal quarter period. As of August 2, 2016, the fixed charge coverage ratio was 2.53 to 1.0. The ABL Credit Agreement also contains customary representations, warranties and affirmative and negative covenants.

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

There were $40.0 million in outstanding ABL Credit Agreement borrowings at August 2, 2016. Outstanding letters of credit on the revolving facility were $12.3 million at August 2, 2016, resulting in $114.4 million of availability for revolving borrowings.

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

Two term loans in the aggregate principal amounts of $720 million and $665 million were issued under the Term Loan Credit Agreement on October 20, 2014 and February 5, 2016, respectively. The maturity date under the Term Loan Credit Agreement is October 20, 2021. Loans under the Term Loan Credit Agreement bear interest by reference, at MHC’s election, to (i) the LIBOR rate, which is 5.25%, or (ii) the base rate, which is 4.25%.  The interest rate for loans under the Term Loan Credit Agreement, whether tied to LIBOR or the base rate, is determined based upon the Company’s total net leverage ratio. The weighted average interest rate applicable to outstanding borrowings under the Term Loan Credit Agreement was the 1.0% LIBOR rate plus 5.25% as of August 2, 2016.

Mattress Holdco, Inc., the parent company of the borrower, and each domestic subsidiary of MHC other than immaterial subsidiaries, as determined by certain ratios in the Term Loan Credit Agreement, has unconditionally guaranteed all existing and future indebtedness and liabilities of the other guarantors and MHC arising under the Term Loan Credit Agreement and other loan documents.

The Term Loan Credit Agreement requires compliance with one financial covenant.  Commencing with the fiscal quarter ending as of August 2, 2016, MHC must not exceed a total net leverage coverage ratio subject to specified stepdowns.  The financial covenant starts at 5.5 times and steps down annually. As of August 2, 2016 the total net leverage coverage ratio was 3.9 times. The Term Loan Credit Agreement generally defines the total net leverage coverage ratio as the ratio of (a) consolidated net debt to (b) adjusted EBITDA of MHC, in each case, determined as of the last day of the four fiscal quarter period ending on such test date. The Term Loan Credit Agreement contains customary representations, warranties and affirmative and negative covenants.  Mattress Holdco, Inc. and subsidiaries own all assets and liabilities of the Company, with the exception of a minimal cash balance.

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

Capital Leases— The Company has an outstanding capital lease in the amount of $8.0 million for its new corporate office headquarters. The Company expects to move to its new headquarters in the third fiscal quarter of 2016. The capital lease will be amortized through fiscal 2023, at an interest rate of 4.1%.

The Company has outstanding capital leases for information technology and warehouse equipment as of August 2, 2016 in the amount of $1.5 million. The capital leases will be amortized through fiscal 2018.

Equipment Financing and Other Notes Payable—In connection with the acquisition of Sleepy’s the Company acquired mortgages payable with a remaining balance of $37.9 million as of August 2, 2016 payable through fiscal 2019 at interest rates ranging from 3.6% to 5.6%. The mortgages are collateralized be their respective properties. At August 2, 2016, $35.5 million of this mortgage debt related to the Project that is fully reflected in our condensed consolidated balance sheets but is only 50% attributable to the Company due to the noncontrolling interest. (See Note 1).

Covenant Compliance—The Company was in compliance with all of the financial covenants required under the Senior Credit Facility and our other indebtedness as of August 2, 2016.

Future Maturities of Notes Payable and Long‑Term Debt—The aggregate maturities of notes payable and long‑term debt at August 2, 2016 were as follows (in thousands):

Fiscal Year
Remainder of 2016	$5,754
2017	10,737
2018	10,716
2019	40,593
2020	8,221
Thereafter	1,280,549
Total	$1,356,570

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

The Company recognized $73.2 million of income tax benefit for the twenty-six weeks ended August 2, 2016, compared to $16.8 million of income tax expense for the twenty-six weeks ended August 4, 2015. The effective tax rate was 37.8% for the twenty-six weeks ended August 2, 2016, compared to 38.0% for the twenty-six weeks ended August 4, 2015. The effective tax rate of 37.8% for the current period differs from the federal statutory rate of 35.0% primarily due to state income taxes. The prior year rate also varied from the federal statutory rate, primarily due to state income taxes but were offset by the release of $0.4 million in liabilities for unrecognized tax benefits as a result of settling an audit, which lowered the effective tax rate.

The Company and its subsidiaries are included in a consolidated income tax return in the U.S. federal jurisdiction and some states, and file separate income tax returns in several other states. As of August 2, 2016, the federal return is open to audit for tax years after 2012 and some state jurisdictions are open for tax years after 2009.

As of February 3, 2015, the Company had approximately $3.5 million of net operating loss carryforwards that begin expiring in fiscal 2029, if not utilized to offset future taxable income. These net operating loss carryforwards arose from the acquisition of MGHC Holding Corporation (“Mattress Giant”) during fiscal 2012 are limited to $2.8 million in fiscal 2016 and $0.7 million in fiscal 2017.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	February 2,	August 2,
	2016	2016
Prepaid rent	$32,098	$51,941
Prepaid income taxes	2,722	45,091
Prepaid insurance	5,752	10,686
Prepaid computer software and hardware services	3,317	9,802
Prepaid special event space rental	1,924	3,203
Prepaid point-of-purchase inventory	2,032	1,837
Prepaid advertising	1,903	671
Other	5,428	3,507
Total	$55,176	$126,738

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

Accrued liabilities consist of the following (in thousands):

	February 2,	August 2,
	2016	2016
Unbilled advertising	$22,452	$46,661
Insurance	8,837	36,520
Employee wages, payroll taxes and withholdings	13,537	25,072
Sales and property tax	10,642	21,265
Closed store lease reserve	630	6,875
Product warranty returns	4,830	5,267
Utilities	2,391	4,846
Accrued employee compensated absences	4,756	4,756
Accrued rent	3,526	4,393
Accrued construction in‑progress costs	3,274	3,877
Sales returns and exchanges	2,353	3,785
Accrued interest	843	3,124
Other	5,798	13,151
Total	$83,869	$179,592

Other noncurrent liabilities consist of the following (in thousands):

	February 2,	August 2,
	2016	2016
Deferred lease liabilities	$95,047	$114,404
Deferred vendor incentives	35,026	32,304
Product warranty returns, less current portion	8,784	9,946
Other	3,766	4,824
Total	$142,623	$161,478

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

The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per share calculations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	August 2,	August 4,	August 2,
	2015	2016	2015	2016
Basic weighted average shares outstanding	35,188,368	37,201,842	35,167,565	37,126,890
Effect of dilutive securities:
Stock options	319,819	—	332,038	—
Restricted shares	92,108	—	84,421	—
Diluted weighted average shares outstanding	35,600,295	37,201,842	35,584,024	37,126,890

Diluted net income per common share for the thirteen and twenty-six weeks ended August 4, 2015, excludes stock options for the purchase of 49,631 shares of common stock as their inclusion would be anti-dilutive.

Certain stock option and restricted stock awards contain vesting conditions based on specified stock price targets for the Company’s common stock as measured at each of the annual vesting dates (“market-based awards”). The Company includes such market-based awards in the determination of dilutive weighted average shares outstanding under the treasury stock method when, as of the date of determination, the specified stock price targets are met and the common stock shares pursuant to those awards become contingently issuable. Accordingly, the determination of diluted weighted average shares outstanding excludes, as of the date of determination, stock options for the purchase of 15,388 shares of common stock for the thirteen and twenty-six weeks ended August 4, 2015, and excludes 136,832 shares of non-vested restricted stock for the thirteen and twenty-six weeks ended August 4, 2015, as the specified stock price targets were not met as of the determination date.

 For the thirteen and twenty-six weeks ended August 2, 2016, there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted loss per common share. The thirteen and twenty-six weeks ended August 2, 2016 excludes stock options for the purchase of 589,160 shares of common stock and excludes 483,094 shares of non-vested restricted stock as their inclusion would be anti-dilutive due to the net loss position of the Company in the thirteen and twenty-six weeks ended August 2, 2016.

12. Stock-Based Compensation

2011 Omnibus Incentive Plan—On November 3, 2011, the Company’s board of directors and shareholders adopted the Mattress Firm Holding Corp. 2011 Omnibus Incentive Plan to provide for the grant of equity-based awards to Company employees, directors and other service providers. A total of 4,206,000 shares of the Company’s common stock were reserved for grants under the 2011 Omnibus Incentive Plan. There were 2,080,432 shares available for future grants under the stock incentive plan as of August 2, 2016.

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

The following table summarizes the stock option grants, exercises, and forfeitures for the twenty-six weeks ended August 2, 2016 (in thousands, except per share amounts):

		Weighted
		Average
	Stock	Exercise Price
	Options	Per Share
Outstanding, as of February 2, 2016	750	$26.78
Granted (a)	28	$44.50
Exercised (b)	(147)	$19.47
Forfeited	(42)	$36.38
Outstanding, as of August 2, 2016 (c)	589	$28.77
Exercisable, as of August 2, 2016 (d)	370	$23.13

(a)	The weighted average grant date fair value of stock options granted during the twenty-six weeks ended August 2, 2016 was $21.86.

(b)

The aggregate intrinsic value of stock options exercised during the twenty-six weeks ended August 2, 2016 was $2.5 million. The weighted average market price of shares exercised during the twenty-six weeks ended August 2, 2016 was $36.69.

(c)

Stock options outstanding as of August 2, 2016 have a weighted average remaining contractual term of 6.18 years and an aggregate intrinsic value of $3.7 million based on the market value of the Company’s common stock on August 2, 2016.

(d)

Stock options exercisable as of August 2, 2016 have a weighted average remaining contractual term of 5.68 years and an aggregate intrinsic value of $3.0 million based on the market value of the Company’s common stock on August 2, 2016.

Future vesting dates on the stock options range from August 13, 2016 to March 21, 2020, and expiration dates range from November 17, 2021 to March 21, 2026 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of August 2, 2016 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of August 2, 2016 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Time Based
$19.00 - $29.26	247	5.34	$19.78	165	5.31	$19.51
$34.65 - $57.05	134	7.80	$45.58	45	7.23	$43.80
$60.74 - $60.74	37	9.11	$60.74	—	—	$—
Market Based
$19.00 - $29.26	153	5.37	$19.97	147	5.34	$19.55
$34.65 - $57.05	18	6.73	$36.84	13	6.73	$36.84

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

Twenty-Six Weeks Ended August 2, 2016
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

For the thirteen and twenty-six weeks ended August 2, 2016, the Company recognized $0.4 million and $0.7 million, respectively, of compensation expense associated with stock option awards in general and administrative expenses in the condensed consolidated statement of operations compared to $0.6 million and $1.2 million, respectively, for the thirteen and twenty-six weeks ended August 4, 2015. The Company did not capitalize any equity-based compensation costs related to stock options during the thirteen and twenty-six weeks ended August 2, 2016 and August 4, 2015

As of August 2, 2016, the Company estimates that a total of approximately $2.9 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 2.09 years for unvested stock option awards issued and outstanding.

Restricted Stock—The Company grants restricted stock to certain employees and to non-employee independent directors. A portion of the restricted stock granted to the Company’s employees is subject to time-based vesting schedules, while the remaining portion of the restricted stock is subject to market-based vesting schedules, with such vesting based on specified stock price targets.

The following table summarizes the restricted stock grants, vesting, and forfeitures for the twenty-six weeks ended August 2, 2016 (in thousands, except per share amounts):

		Weighted
		Average
	Restricted	Fair
	Shares	Value
Outstanding, as of February 2, 2016	496	$42.53
Granted (a)	80	$36.80
Vested (b)	(31)	$59.67
Forfeited	(62)	$42.20
Unvested, as of August 2, 2016	483	$40.51

(a)	The total grant-date fair value of restricted stock awards granted during the twenty-six weeks ended August 2, 2016 was $3.0 million.

(b)	The total fair value of awards vested during the twenty-six weeks ended August 2, 2016 was $1.3 million.

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

Twenty-Six Weeks Ended August 2, 2016
Weighted average expected life (in years)	4
Volatility factor	45%
Dividend yield	0%
Risk-free interest rate	1.05 to 1.22%

For the thirteen and twenty-six weeks ended August 2, 2016, the Company recognized $1.0 million and $3.4 million, respectively, of compensation expense associated with restricted stock awards in general and administrative expenses in the condensed consolidated statement of operations compared to $1.8 million and $3.3 million, respectively, for the thirteen and twenty-six weeks ended August 4, 2015. The Company did not capitalize any equity-based compensation costs related to restricted stock awards during the thirteen and twenty-six weeks ended August 2, 2016 and August 4, 2015

As of August 2, 2016, the Company estimates that a total of approximately $12.4 million of currently unrecognized forfeiture adjusted compensation expense will be recognized over a weighted average period of 2.59 years for unvested restricted stock awards.

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

Future minimum lease payments under operating leases as of August 2, 2016, related to properties operated by the Company is as follows (in thousands):

Fiscal Year
Remainder of 2016	$219,797
2017	445,397
2018	388,289
2019	336,839
2020	295,486
Thereafter	1,030,361
Total	$2,716,169

The Company remains directly and contingently obligated under lease agreements related to leased properties no longer operated by the Company. In certain instances, the Company has entered into assignment and sublease agreements with third parties, although the Company remains contingently liable with respect to future lease obligations for such leased properties.

Future minimum lease payments under operating leases as of August 2, 2016, associated with properties no longer operated by the Company, and the related future sublease rentals is as follows (in thousands):

	Company’s	Sublease
Fiscal Year	Commitment	Rentals
Remainder of 2016	$5,212	$280
2017	2,599	1,551
2018	1,810	1,118
2019	1,285	1,104
2020	390	368
Thereafter	—	—
Total	$11,296	$4,421

The Company has contracts related to sponsorships and space rentals at special event venues, with future minimum commitments as of August 2, 2016 of $1.9 million, $3.5 million, $2.1 million, and $1.2 million for the remainder of fiscal 2016, fiscal 2017, fiscal 2018, and fiscal 2019, respectively.

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

14. Subsequent Event

On August 6, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Steinhoff International Holdings N.V., a company incorporated under the laws of the Netherlands (“Steinhoff”), Stripes US Holding, Inc., a Delaware corporation and direct, wholly-owned subsidiary of Steinhoff, and Stripes Acquisition Corp., a Delaware corporation and indirect, wholly-owned subsidiary, of Steinhoff (“Purchaser”), pursuant to which the Company will be, subject to the satisfaction of certain conditions precedent including, among others, the successful completion of a cash tender offer, acquired by Steinhoff (collectively, the “Potential Acquisition”).

On August 16, 2016, Purchaser commenced the tender offer to purchase any and all of the issued and outstanding shares of the Company’s Common Stock (the “Shares”) at a purchase price of $64.00 per Share (the “Offer Price”) in cash, without interest. Unless the Offer is extended or earlier terminated pursuant to the Merger Agreement, the Offer will expire at midnight, New York City time, on September 13, 2016.  If the applicable conditions set forth in the Merger Agreement are satisfied and the Offer closes, Purchaser will be merged with and into the Company (the “Merger”) pursuant to Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”), with the Company surviving the Merger and becoming a wholly-owned, indirect subsidiary of Steinhoff.

At the effective time of the Merger, each Share (other than (i) Shares held in the treasury of the Company, (ii) Shares owned by the Company, Steinhoff or any of Steinhoff’s direct or indirect wholly-owned subsidiaries and (iii) Shares held by stockholders who have properly demanded appraisal of such Shares in accordance with the DGCL) will be cancelled and converted into the right to receive an amount in cash equal to the Offer Price, without interest.

The Merger Agreement includes customary representations, warranties and covenants of the Company, Steinhoff, Stripes US Holding, Inc. and Purchaser. The Company has agreed to operate its business in the ordinary course until the effective time of the Merger. The Company has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company and to certain restrictions on its ability to respond to any such proposals.  Steinhoff and the Company have agreed to take actions that may be required in order to obtain antitrust approval of the proposed transaction.

The Merger Agreement also includes customary termination provisions for both the Company and Steinhoff, subject, in certain circumstances, to the payment by the Company of a termination fee of $73.2 million. The Company must pay Steinhoff the $73.2 million termination fee in the event the Merger Agreement is terminated (i) by Steinhoff following a change of recommendation by the Board, (ii) by the Company in order to enter into an agreement with respect to a third party proposal that the Board determines to be superior to Steinhoff’s or (iii) by Steinhoff as a result of certain breaches of the Merger Agreement provided that there is a third party proposal pending at the time of termination and, within 12 months of such termination, the Company enters into a business combination transaction of the type described in the relevant provision of the Merger Agreement and such transaction is, at any time thereafter, subsequently consummated,  in each case, as is more particularly described in the Merger Agreement.  The parties to the Merger Agreement are also entitled to an injunction or injunctions to prevent breaches of the Merger Agreement, and to specifically enforce the terms and provisions of the Merger Agreement.

As of the date of this filing, the Company has incurred approximately $1.1 million of costs directly relating to the Potential Acquisition.

On August 26, 2016, the Company received early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") with respect to the proposed acquisition of the Company by Steinhoff.

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

In this report, we refer to earnings before interest, taxes, depreciation and amortization and other adjustments (such as goodwill impairment charges, loss on store closings and acquisition expenses), or “Adjusted EBITDA.” Adjusted EBITDA is not a performance measure under accounting principles generally accepted in the United States, or “U.S. GAAP.” See “Adjusted EBITDA to Net Income Reconciliation” on pages 39 and 40 for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Tuesday closest to January 31. Each fiscal year is described by the period of the calendar year that comprises the majority of the fiscal year period. For example, the fiscal year ending January 31, 2017 is described as “fiscal 2016.” Fiscal 2015 and 2016 contain 52 weeks.

Executive Summary

Key results for the thirteen and twenty-six weeks ended August 2, 2016 include:

•

Net sales increased $318.9 million, or 48.2%, to $980.0 million for the thirteen weeks ended August 2, 2016, compared to $661.1 million for the comparable prior year period primarily as the result of the acquisitions of Double J-RD in the fourth quarter of 2015 and Sleepy’s on February 5, 2016 and an increase in the number of stores we operated, partially offset by a decrease in comparable-store sales. Comparable-store sales decreased 1.1% during the thirteen weeks ended August 2, 2016, compared to a 2.8% increase in the prior year period. Net sales increased $595.8 million, or 48.7%, to $1,819.4 million for the twenty-six weeks ended August 2, 2016, compared to $1,223.6 million for the comparable prior year period primarily as the result of the acquisitions of Double J-RD in the fourth quarter of 2015 and Sleepy’s on February 5, 2016 and an increase in the number of stores we operated, partially offset by a decrease in comparable-store sales. Comparable-store sales decreased 1.1% during the twenty-six weeks ended August 2, 2016, compared to a 2.1% increase in the prior year period.

•

Income from operations for the thirteen weeks ended August 2, 2016 was $22.5 million, or 2.3% of sales. Excluding $33.1 million of acquisition-related expenses, fixed asset impairment charges, ERP system implementation training costs, loss on disposals of property and severance charges, adjusted income from operations was $55.6 million.  Adjusted operating margin during the thirteen weeks ended August 2, 2016 decreased 170 basis-points from 7.4% of sales during the thirteen weeks ended August 4, 2015 to 5.7% of sales during the thirteen weeks ended August 2, 2016. This operating margin decrease on an adjusted basis (excluding acquisition-related expenses, fixed asset impairment charges, ERP system  implementation training costs, loss on disposals of property and severance charges) is comprised of a 260 basis-point decline in gross margin, a 50 basis-point improvement in general and administrative expense leverage and a 40 basis-point increase from sales and marketing expense leverage. Loss from operations for the twenty-six weeks ended August 2, 2016 was $145.2 million, or (8.0)% of sales. Excluding $214.5 million of intangible asset impairment charges, acquisition-related expenses, fixed asset impairment charges, ERP system implementation training costs, loss on disposals of property and severance charges, adjusted income from operations was $69.3 million.  Adjusted operating margin during the twenty-six weeks ended August 2, 2016 decreased 250 basis-points from 6.3% of sales during the twenty-six weeks ended August 4, 2015 to 3.8% of sales during the twenty-six weeks ended August 2, 2016. This operating margin decrease on an adjusted basis (excluding intangible asset impairment charges, acquisition-related expenses, fixed asset impairment charges, ERP system implementation training costs, loss on disposals of property and severance charges) is comprised of a 260 basis-point decline in gross margin, a 20 basis-point decrease from sales and marketing expense deleverage, a 10 basis-point decline in franchise fees and royalty income, partially offset by a 40 basis-point improvement in general and administrative expense leverage. (Adjusted income from operations is not a performance measure under U.S. GAAP. See “Reconciliation of Reported (U.S. GAAP) to Adjusted Statements of Operations Data” on pages 41 and 42 for a reconciliation of net income as reported to adjusted net income.)

•

Adjusted EBITDA increased $14.6 million to $82.1 million for the thirteen weeks ended August 2, 2016, compared with $67.5 million for the comparable prior year period. Adjusted EBITDA as a percentage of net sales decreased to 8.4% during the thirteen weeks ended August 2, 2016, compared with 10.2% for the comparable prior year period. Adjusted EBITDA increased $9.8 million to $124.1 million for the twenty-six weeks ended August 2, 2016, compared with $114.3 million for the comparable prior year period. Adjusted EBITDA as a percentage of net sales decreased to 6.8% during the twenty-six weeks ended August 2, 2016, compared with 9.3% for the comparable prior year period. (See “Adjusted EBITDA to Net Income Reconciliation” on pages 39 and 40 for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.)

On February 5, 2016, we completed the purchase of all of the outstanding equity interests in HMK Mattress Holdings LLC, the holding company of Sleepy’s LLC and related entities for an aggregate purchase price of approximately $796.3 million, subject to working capital adjustments.  At the time of the acquisition, Sleepy’s operated 1,065 specialty mattress retail stores located in 17 states in the Northeast, New England, the Mid-Atlantic and Illinois and employed approximately 3,300 persons.  The Sleepy’s acquisition allows us to achieve immediate scale and presence in New England and in the Northeast where we previously had little to no presence.

Results of Operations

The following table presents the consolidated historical financial operating data for each period indicated (amounts in thousands). The historical results are not necessarily indicative of results to be expected for any future period.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 4,	% of	August 2,	% of	August 4,	% of	August 2,	% of
	2015	Sales	2016	Sales	2015	Sales	2016	Sales
Net sales	$661,064	100.0%	$980,011	100.0%	$1,223,618	100.0%	$1,819,403	100.0%
Costs of sales	403,557	61.0%	625,495	63.8%	764,840	62.5%	1,199,112	65.9%
Gross profit from retail operations	257,507	39.0%	354,516	36.2%	458,778	37.5%	620,291	34.1%
Franchise fees and royalty income	1,285	0.1%	1,076	0.1%	2,400	0.2%	2,198	0.1%
Total gross profit	258,792	39.1%	355,592	36.3%	461,178	37.7%	622,489	34.2%
Sales and marketing expenses	169,121	25.5%	246,367	25.1%	301,017	24.6%	450,404	24.8%
General and administrative expenses	42,893	6.5%	79,664	8.2%	94,257	7.7%	161,905	8.9%
Intangible asset impairment charge	—	—%	—	—%	—	—%	138,726	7.6%
Loss on store closings and impairment of store assets	1,173	0.2%	7,066	0.7%	1,468	0.1%	16,659	0.9%
Income (loss) from operations	45,605	6.9%	22,495	2.3%	64,436	5.3%	(145,205)	(8.0)%
Other expense, net	10,046	1.5%	24,670	2.5%	20,299	1.7%	48,437	2.6%
Income (loss) before income taxes	35,559	5.4%	(2,175)	(0.2)%	44,137	3.6%	(193,642)	(10.6)%
Income tax expense (benefit)	13,678	2.1%	(408)	—%	16,778	1.4%	(73,207)	(4.0)%
Net income (loss)	21,881	3.3%	(1,767)	(0.2)%	$27,359	2.2%	(120,435)	(6.6)%
Net income attributable to noncontrolling interest	—	—%	432	—%	—	—%	927	(0.1)%
Net income (loss) attributable to Mattress Firm Holding Corp	$21,881	3.3%	$(2,199)	(0.2)%	27,359	2.2%	$(121,362)	(6.7)%

Thirteen Weeks Ended August 2, 2016 Compared to Thirteen Weeks Ended August 4, 2015

Net sales.    Net sales are recognized upon delivery and acceptance of mattresses and bedding products by our customers and include fees collected for delivery services, and are recorded net of estimated returns and net of sales tax collected from customers and remitted to various taxing jurisdictions. Net sales increased $318.9 million, or 48.2%, to $980.0 million during the thirteen weeks ended August 2, 2016, compared to $661.1 million during the thirteen weeks ended August 4, 2015 primarily as a result of the Sleepy’s acquisition and an increase in the number of stores we operated, partially offset by a decrease in comparable-store sales. The components of the net sales increase for the thirteen weeks ended August 2, 2016 as compared to the thirteen weeks ended August 4, 2015 were as follows (in millions):

Progression in Net Sales
Thirteen Weeks Ended August 2, 2016
Net sales for prior year period	$661.1
Increase (decrease) in net sales:
Comparable-store sales	(6.9)
New stores	70.1
Acquired stores	268.7
Closed stores	(13.0)
Increase in net sales	318.9
Net sales for current year period	$980.0
% increase	48.2%

Comparable-store net sales decreased 1.1%, which was primarily the result of a decrease in the average ticket for mattress sales, partially offset by an increase in mattress units sold. The increase in our net sales from new stores was the result of 305 new stores opened at various times during the fifty-two week period ended August 2, 2016, including 59 stores opened during the thirteen week period ended August 2, 2016, prior to their inclusion in the comparable-store sales calculation which begins with the thirteenth full fiscal period of operations. The increase in net sales from acquired stores was the result of our acquisition of nine formerly franchised stores from Double J-RD, LLC in November 2015 and 1,065 Sleepy’s stores in February 2016. We closed 120 stores during the fifty-two week period ended August 2, 2016, including 49 stores during the thirteen week period ended August 2, 2016.

The activity with respect to the number of company-operated store units was as follows:

Thirteen Weeks Ended August 2, 2016
Store units, beginning of period	3,472
New stores	59
Closed stores	(49)
Store units, end of period	3,482

Cost of sales.    Cost of sales consists of the following:

•	Costs associated with purchasing and delivering our products to our stores and customers, net of vendor incentives earned on the purchase of products subsequently sold;
•	Physical inventory losses;
•	Store and warehouse occupancy and depreciation expense of related facilities and equipment;
•	Store and warehouse operating costs, including warehouse (i) labor costs, (ii) utilities, (iii) repairs and maintenance, (iv) supplies and (v) store facilities; and
•	Estimated costs to provide for customer returns and exchanges and to service customer warranty claims.

Cost of sales increased $221.9 million, or 55.0%, to $625.5 million during the thirteen weeks ended August 2, 2016, compared to $403.6 million during the thirteen weeks ended August 4, 2015. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales increased to 63.8% during the thirteen weeks ended August 2, 2016, as compared to 61.0% for the comparable prior year period.

Product costs increased $122.8 million, or 49.5%, to $370.7 million during the thirteen weeks ended August 2, 2016, compared with $247.9 million during the thirteen weeks ended August 4, 2015. The increase in the amount of product costs is primarily the result of the corresponding increase in net sales. Product costs as a percentage of net sales increased to 37.8% during the thirteen weeks ended August 2, 2016, as compared to 37.5% for the comparable prior year period. Product costs for the thirteen weeks ended August 2, 2016 included $2.5 million of acquisition-related costs related to the flow through of the Sleepy’s inventory step-up valued in the purchase accounting allocation.

Store and warehouse occupancy costs, consisting primarily of lease related costs of rented facilities, increased $64.3 million, or 70.6%, to $155.5 million during the thirteen weeks ended August 2, 2016, compared to $91.2 million for the corresponding prior year period. The increase in the amount of store and warehouse occupancy costs during the thirteen weeks ended August 2, 2016 was mainly attributable to the increase in the number of stores we operated and the warehouse operations in a number of new markets opened or acquired. Store and warehouse occupancy costs as a percentage of net sales increased to 15.9% during the thirteen weeks ended August 2, 2016, as compared to 13.8% during the thirteen weeks ended August 4, 2015. The increase in store and warehouse occupancy costs as a percentage of net sales during the thirteen weeks ended August 2, 2016 was mostly attributable to our entrance into new markets that resulted in less scale and cost leverage relative to established markets.

Depreciation expense related to leasehold improvements and other fixed assets used in stores and warehouse operations increased $5.4 million, or 42.6%, to $18.0 million, during the thirteen weeks ended August 2, 2016, compared to $12.6 million during the thirteen weeks ended August 4, 2015. The increase in depreciation expense was primarily attributable to the increase in the number of stores we operated during the thirteen weeks ended August 2, 2016, as compared with the comparable prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $29.4 million, or 56.7%, to $81.3 million during the thirteen weeks ended August 2, 2016, compared to $51.9 million during the thirteen weeks ended August 4, 2015, primarily as a result of the increase in net sales and in the increased number of stores we operated during the thirteen weeks ended August 2, 2016, as compared with the corresponding prior year period.

Gross profit from retail operations.  As a result of the above, gross profit from retail operations increased $97.0 million, or 37.7%, to $354.5 million during the thirteen weeks ended August 2, 2016, compared with $257.5 million during the thirteen weeks ended August 4, 2015. Gross profit from retail operations as a percentage of net sales decreased to 36.2% during the thirteen weeks ended August 2, 2016, as compared to 39.0% during the thirteen weeks ended August 4, 2015, for the reasons discussed above.

Franchise fees and royalty income.    Franchise fees and royalty income represents initial franchise fees earned upon the opening of new franchisee stores and ongoing royalties based on a percentage of gross franchisee sales.  Franchise fees and royalty income decreased $0.2 million, or 16.2%, to $1.1 million during the thirteen weeks ended August 2, 2016, compared with $1.3 million during the thirteen weeks ended August 4, 2015. Our franchisees operated 121 stores at August 2, 2016.

Sales and marketing expenses.    Sales and marketing expenses consist of the following:

•	Advertising and media production;
•	Payroll and benefits for sales associates; and
•	Merchant service fees for customer credit and debit card payments, check guarantee fees and promotional financing expense.

Sales and marketing expenses increased $77.3 million, or 45.7%, to $246.4 million during the thirteen weeks ended August 2, 2016, compared to $169.1 million during the thirteen weeks ended August 4, 2015. Sales and marketing expenses as a percentage of net sales decreased to 25.1% during the thirteen weeks ended August 2, 2016, compared to 25.5% during the thirteen weeks ended August 4, 2015. The components of sales and marketing expenses are explained below.

Advertising expense increased $29.7 million, or 46.4%, to $93.7 million during the thirteen weeks ended August 2, 2016, from $64.0 million during the thirteen weeks ended August 4, 2015. The increase in the amount of advertising spend was a result of our expansion into new markets from acquisitions and new store additions. Advertising expense as a percentage of net sales decreased to 9.6% during the thirteen weeks ended August 2, 2016, compared to 9.7% during the thirteen weeks ended August 4, 2015. We receive funds from time to time from certain vendors for the advertisement of their products, and we recognize these funds as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $4.7 million during the thirteen weeks ended August 2, 2016, compared with $3.7 million during the thirteen weeks ended August 4, 2015.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, but also including costs incurred to accept payments from our customers, such as credit card and third party finance fees, increased $47.6 million, or 45.3%, to $152.7 million during the thirteen weeks ended August 2, 2016, compared to $105.1 million during the thirteen weeks ended August 4, 2015, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales decreased to 15.6% during the thirteen weeks ended August 2, 2016, as compared to 15.9% during the thirteen weeks ended August 4, 2015.

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

General and administrative expenses increased $36.8 million, or 85.7%, to $79.7 million for the thirteen weeks ended August 2, 2016, compared to $42.9 million for the thirteen weeks ended August 4, 2015. The increase in general and administrative expenses was primarily a result of our growth, including a $17.7 million increase in acquisition-related costs, a $13.1 million increase in wages, benefits and stock-based compensation resulting from employee additions to our corporate office, a $3.2 million increase in amortization expense primarily related to our accelerated tradename amortization due to us adopting one national brand, a $2.5 million increase in depreciation related to property and equipment and an increase in loss from asset disposals of $1.7 million, partially offset by a $1.4 million decrease in various other general and administrative expense categories. General and administrative expenses as a percentage of net sales increased to 8.2% during the thirteen weeks ended August 2, 2016, compared to 6.5% for the comparable prior year period. The increase in general and administrative expense as a percentage of net sales is primarily due to the increase in acquisition-related costs and the loss from asset disposals, partially offset by a decrease in the cost of administrative labor as a percentage of net sales. General and administrative expenses for the thirteen weeks ended August 2, 2016 and August 4, 2015 included $25.1 million and $2.3 million, respectively, of primarily acquisition-related costs, ERP system implementation training costs, secondary offering costs and severance charges. We expect to continue making investments in our corporate infrastructure commensurate with our growth strategy.

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

Loss on store closings and impairment of store assets increased $5.9 million to $7.1 million for the thirteen weeks ended August 2, 2016, compared to $1.2 million for the thirteen weeks ended August 4, 2015, primarily the result of an increase of $4.8 million in store-level fixed asset impairment charges and an increase of $1.1 million in other costs related to closed stores.

The Company continues to review its real estate portfolio as part of the real estate optimization strategy announced on March 21, 2016. This store optimization effort is expected to drive a more efficient deployment of capital under one national banner going forward.

Other expense, net.    Other expense, net includes interest income and interest expense. Interest expense includes interest on outstanding debt, amortization of debt discounts, and amortization of financing costs.  Other expense, net, for both periods consisted primarily of interest expense. Interest expense, net increased $14.7 million to $24.7 million for the thirteen weeks ended August 2, 2016, compared to $10.0 million for the thirteen weeks ended August 4, 2015, primarily as a result of an increase in term and revolver borrowings to fund the Sleepy’s acquisition.

Income tax expense (benefit).  We recognized $0.4 million of income tax benefit during the thirteen weeks ended August 2, 2016, compared to $13.7 million of income tax expense during the thirteen weeks ended August 4, 2015. The effective tax rate was 18.8% during the thirteen weeks ended August 2, 2016 and 38.5% during the thirteen weeks ended August 4, 2015.

Net income (loss).  As a result of the above, net loss was $1.8 million during the thirteen weeks ended August 2, 2016 compared to net income of $21.9 million during the thirteen weeks ended August 4, 2015.

Twenty-Six Weeks Ended August 2, 2016 Compared to Twenty-Six Weeks Ended August 4, 2015

Net sales.  Net sales increased $595.8 million, or 48.7%, to $1,819.4 million during the twenty-six weeks ended August 2, 2016, compared to $1,223.6 million during the twenty-six weeks ended August 4, 2015, primarily as a result of the Sleepy’s acquisition and an increase in the number of stores we operated, partially offset by a decrease in comparable-store sales. The components of the net sales increase for the twenty-six weeks ended August 2, 2016 as compared to the twenty-six weeks ended August 4, 2015 were as follows (in millions):

Progression in Net Sales
Twenty-Six Weeks Ended August 2, 2016
Net sales for prior year period	$1,223.6
Increase (decrease) in net sales:
Comparable-store sales	(13.0)
New stores	129.8
Acquired stores	500.0
Closed stores	(21.0)
Increase in net sales	595.8
Net sales for current year period	$1,819.4
% increase	48.7%

Comparable-store net sales decreased 1.1%, which was primarily the result of a decrease in average ticket for mattress sales and to a lesser extent a decrease in mattress units sold. The increase in our net sales from new stores was the result of 305 new stores opened at various times during the fifty-two week period ended August 2, 2016, including 144 stores opened during the twenty-six week period ended August 2, 2016, prior to their inclusion in the comparable-store sales calculation which begins with the thirteenth full fiscal period of operations. The increase in net sales from acquired stores was the result of our acquisition of nine formerly franchised stores from Double J-RD, LLC in November 2015 and 1,065 Sleepy’s stores in February 2016. We closed 120 stores during the fifty-two week period ended August 2, 2016, including 86 stores during the twenty-six week period ended August 2, 2016.

The activity with respect to the number of company-operated store units was as follows:

Twenty-Six Weeks Ended August 2, 2016
Store units, beginning of period	2,359
New stores	144
Acquired stores	1,065
Closed stores	(86)
Store units, end of period	3,482

Cost of sales.  Cost of sales increased $434.3 million, or 56.8%, to $1,199.1 million during the twenty-six weeks ended August 2, 2016, compared to $764.8 million during the twenty-six weeks ended August 4, 2015. The major components of the increase in cost of sales are discussed below. Cost of sales as a percentage of net sales increased to 65.9% during the twenty-six weeks ended August 2, 2016, as compared to 62.5% for the comparable prior year period.

Product costs increased $236.3 million, or 51.3%, to $697.3 million during the twenty-six weeks ended August 2, 2016, compared with $461.0 million during the twenty-six weeks ended August 4, 2015. The increase in the amount of product costs is primarily the result of the corresponding increase in net sales. Product costs as a percentage of net sales increased to 38.3% during the twenty-six weeks ended August 2, 2016 from 37.7% during the twenty-six weeks ended August 4, 2015. Product costs for the twenty-six weeks ended August 2, 2016 included $14.0 million of acquisition-related costs related to the flow through of the Sleepy’s inventory step-up valued in the purchase accounting allocation.

Store and warehouse occupancy costs, consisting primarily of lease related costs of rented facilities, increased $128.9 million, or 72.0%, to $307.9 million during the twenty-six weeks ended August 2, 2016, compared to $179.0 million for the corresponding prior year period. The increase in the amount of store and warehouse occupancy costs during the twenty-six weeks ended August 2, 2016 was mainly attributable to the increase in the number of stores we operated and the warehouse operations in a number of new markets opened or acquired. Store and warehouse occupancy costs as a percentage of net sales increased to 16.9% during the twenty-six weeks ended August 2, 2016, compared to 14.6% during the twenty-six weeks ended August 4, 2015. The increase in store and warehouse occupancy costs as a percentage of net sales during the twenty-six weeks ended August 2, 2016 was mostly attributable to our entrance into new markets that resulted in less scale and cost leverage relative to established markets.

Depreciation expense related to leasehold improvements and other fixed assets used in stores and warehouse operations increased $10.0 million, or 40.4%, to $34.7 million, during the twenty-six weeks ended August 2, 2016, compared to $24.7 increase in the number of stores we operated during the twenty-six weeks ended August 2, 2016, as compared with the comparable prior year period.

Other cost of sales, consisting of store and warehouse operating and delivery costs, increased $59.1 million, or 59.1%, to $159.2 million during the twenty-six weeks ended August 2, 2016, compared to $100.1 million during the twenty-six weeks ended August 4, 2015, primarily as a result of the increase in net sales and in the increased number of stores we operated during the twenty-six weeks ended August 2, 2016, as compared with the corresponding prior year period.

Gross profit from retail operations.  As a result of the above, gross profit from retail operations increased $161.5 million, or 35.2%, to $620.3 million during the twenty-six weeks ended August 2, 2016, compared with $458.8 million during the twenty-six weeks ended August 4, 2015. Gross profit from retail operations as a percentage of net sales decreased to 34.1% during the twenty-six weeks ended August 2, 2016, as compared to 37.5% during the twenty-six weeks ended August 4, 2015, for the reasons discussed above.

Franchise fees and royalty income.  Franchise fees and royalty income decreased $0.2 million, or 8.4%, to $2.2 million during the twenty-six weeks ended August 2, 2016, compared to $2.4 million during the twenty-six weeks ended August 4, 2015.

Sales and marketing expenses.  Sales and marketing expenses increased $149.4 million, or 49.6%, to $450.4 million during the twenty-six weeks ended August 2, 2016, compared to $301.0 million during the twenty-six weeks ended August 4, 2015. Sales and marketing expenses as a percentage of net sales increased to 24.8% during the twenty-six weeks ended August 2, 2016, compared to 24.6% during the twenty-six weeks ended August 4, 2015. The components of sales and marketing expenses are explained below.

Advertising expense increased $52.3 million, or 49.4%, to $158.2 million during the twenty-six weeks ended August 2, 2016, from $105.9 million during the twenty-six weeks ended August 4, 2015. The increase in the amount of advertising spend was a result of our expansion into new markets from acquisitions and new store additions. Advertising expense as a percentage of net sales remained flat at 8.7% during both the twenty-six weeks ended August 2, 2016 and the twenty-six weeks ended August 4, 2015. We receive funds from time to time from certain vendors for the advertisement of their products, and we recognize these funds as a direct reduction of advertising expense. The amount of vendor advertising funds that were recognized as a reduction of advertising expense totaled $9.7 million during the twenty-six weeks ended August 2, 2016, compared with $7.1 million during the twenty-six weeks ended August 4, 2015.

Other sales and marketing expenses, consisting mainly of salesman compensation costs, but also including costs incurred to accept payments from our customers, such as credit card and third party finance fees, increased $97.1 million, or 49.8%, to $292.2 million during the twenty-six weeks ended August 2, 2016, compared to $195.1 million during the twenty-six weeks ended August 4, 2015, primarily as a result of the increase in net sales during the period. Other sales and marketing expenses as a percentage of net sales increased to 16.1% during the twenty-six weeks ended August 2, 2016, compared to 15.9% during the twenty-six weeks ended August 4, 2015.

General and administrative expenses.  General and administrative expenses increased $67.7 million, or 71.2%, to $161.9 million for the twenty-six weeks ended August 2, 2016, compared to $94.2 million for the twenty-six weeks ended August 4, 2015. The increase in general and administrative expenses was primarily a result of our growth, including a $28.8 million increase in acquisition-related costs, a $25.8 million increase in wages, benefits and stock-based compensation resulting from employee additions to our corporate office, a $7.1 million increase in amortization expense primarily related to our accelerated tradename amortization due to us adopting one national brand, a $4.6 million increase in depreciation related to property and equipment, an increase from loss from asset disposals of $1.1 million and a $0.3 million increase in various other general and administrative expense categories. General and administrative expenses as a percentage of net sales increased to 8.9% during the twenty-six weeks ended August 2, 2016, compared to 7.7% for the comparable prior year period. The increase in general and administrative expense as a percentage of net sales is primarily due to the increase in acquisition-related costs and the loss from asset disposals, partially offset by a decrease in the cost of administrative labor as a percentage of net sales. General and administrative expenses for the twenty-six weeks ended August 2, 2016 and August 4, 2015 included $47.3 million and $12.5 million, respectively, of primarily acquisition-related costs, ERP system implementation training costs, secondary offering costs and severance charges.

Intangible asset impairment charge. We decided in late April 2016 to rebrand all of our stores operating under different brand names to the Mattress Firm brand name. We expect to complete this rebranding in the first quarter of fiscal 2017. In connection with this decision a triggering event was identified related to the recoverability of our tradename intangible assets. We revalued our tradename intangible assets and recorded a corresponding non-cash impairment charge of $138.7 million in the twenty-six weeks ended August 2, 2016 to write down these intangible assets to fair value. The Sleep Train asset was previously held as a definite lived intangible, however with the decision to move to one national brand this tradename was revalued and reclassified as a definite lived intangible asset with the remaining value to be amortized over a period of less than two years.

Loss on store closings and impairment of store assets.  Loss on store closings and impairment of store assets increased $15.2 million to $16.7 million for the twenty-six weeks ended August 2, 2016, compared to $1.5 million for the twenty-six weeks ended August 4, 2015, primarily the result of an increase of $13.7 million in store-level fixed asset impairment charges and an increase of $1.5 million in other costs related to closed stores. The increase in store-level fixed asset impairment charges is primarily related to our plan to close certain stores near the end of their lease term. We recorded an impairment charge related to the assets in these stores of approximately $6.9 million. In addition, store-level fixed asset impairment charges related to underperforming stores increased $3.8 million over the comparable prior-year period. An additional $3.0 million related to other fixed assets was also recorded in the twenty-six weeks ended August 2, 2016.

Other expense, net.  Other expense, net, for both periods consisted primarily of interest expense. Interest expense, net increased $28.1 million to $48.4 million for the twenty-six weeks ended August 2, 2016, compared to $20.3 million for the twenty-six weeks ended August 4, 2015, primarily as a result of an increase in term and revolver borrowings to fund the Sleepy’s acquisition.

Income tax expense (benefit).  We recognized $73.2 million of income tax benefit during the twenty-six weeks ended August 2, 2016, compared to $16.8 million of income tax expense during the twenty-six weeks ended August 4, 2015. The effective tax rate was 37.8% during the twenty-six weeks ended August 2, 2016 and 38.0% during the twenty-six weeks ended August 4, 2015. The effective tax rate of 37.8% for the current period differs from the federal statutory rate of 35.0% primarily due to state income taxes.

Our estimated full year effective tax rate for fiscal 2016 is 37.6%, which is above the federal statutory rate of 35.0% primarily due to state income taxes.

Net income (loss).  As a result of the above, net loss was $120.4 million during the twenty-six weeks ended August 2, 2016 compared to net income of $27.4 million during the twenty-six weeks ended August 4, 2015.

Liquidity and Capital Resources

The following table summarizes the principal elements of our cash flows (in thousands):

	Twenty-Six Weeks Ended
	August 4,	August 2,
	2015	2016
Total cash provided by (used in):
Operating activities	$119,155	$81,089
Investing activities	(68,361)	(706,594)
Financing activities	(53,632)	637,314
Net decrease in cash and cash equivalents	(2,838)	11,809
Cash and cash equivalents, beginning of period	13,475	1,778
Cash and cash equivalents, end of period	$10,637	$13,587

Operating cash flows.  Net cash provided by operating activities was $81.1 million for the twenty-six weeks ended August 2, 2016, compared to net cash provided of $119.2 million for the twenty-six weeks ended August 4, 2015. The $38.1 million decrease in cash flows from operating activities as compared to the prior year period was primarily due to a decrease in net income of $147.8 million from the twenty-six weeks ended August 2, 2016 compared to the twenty-six weeks ended August 4, 2015, however the increase in the add-back of non-cash charges such as intangible asset impairment, deferred taxes and depreciation expense of $142.9 million resulted in a $4.9 million decrease in cash compared to the twenty-six weeks ended August 4, 2015. Additionally, the changes in operating assets and liabilities related to normal fluctuations in the timing of cash collections and cash requirements used an additional $34.1 million in cash. Cash provided by construction allowances from landlords increased $0.9 million for the twenty-six weeks ended August 2, 2016 as compared to the twenty-six weeks ended August 4, 2015.

Investing cash flows.  Net cash used in investing activities was $706.6 million for the twenty-six weeks ended August 2, 2016, compared to net cash used of $68.4 million for the twenty-six weeks ended August 4, 2015. The $638.2 million increase was primarily due to a $725.2 million increase in cash used for the Sleepy’s acquisition during the twenty-six weeks ended August 2, 2016, partially offset by a decrease in capital expenditures of $12.7 million and the cash inflow from sales of property and equipment in the amount $74.3 million in the twenty-six weeks ended August 2, 2016.  We opened 144 new stores during the twenty-six weeks ended August 2, 2016, compared to 149 new stores in the twenty-six weeks ended August 4, 2015.

Financing cash flows.  Net cash provided by financing activities was $637.3 million for the twenty-six weeks ended August 2, 2016, compared to net cash used of $53.6 million for the twenty-six weeks ended August 4, 2015. The $690.9 million increase in cash provided by financing activities was primarily the result of net increased borrowings of $694.8 million which were used to finance the Sleepy’s acquisition in the current year period and the inflow of $25.0 million in cash from the issuance of common stock, a $1.1 million increase in cash provided by the exercise of common stock options, offset by a $28.1 million increase in debt issuance costs associated with the current fiscal year borrowings increase,  a $0.9 million decrease due to distributions to the noncontrolling interest partner, a decrease of $0.7 million of excess tax benefits associated with stock-based awards and a $0.3 million decrease due to higher cash paid to purchase vested stock-based awards.

Our primary source of liquidity is cash flows generated by operations, supported by other sources, included but not limited to our Senior Credit Facility, proceeds from sales of property and equipment and equity offerings. During the second quarter of fiscal 2016 we closed on the sale leasebacks of certain Sleepy’s retail and warehouse locations for net proceeds of $68.5 million, which we used to repay associated mortgages and additional long-term debt.

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

At August 2, 2016, there was $40.0 million in outstanding revolver borrowings under the Senior Credit Facility. There were standby letters of credit outstanding in the amount of $12.3 million and additional borrowing capacity of $114.4 million.

For more information about the restrictive covenants imposed on us by the Senior Credit Facility, please see “Risk Factors” in the Fiscal 2015 Annual Report.

We were in compliance with the financial covenants required under the Senior Credit Facility as of August 2, 2016. We believe that we will be able to maintain compliance with the covenants required under our debt facilities for the next 12 months without amending the credit facility or requesting waivers from the lenders that are party to the agreement.

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

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes certain of our contractual obligations at August 2, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Remainder of	Fiscal	Fiscal	Fiscal	Fiscal
	Fiscal 2016	2017	2018	2019	2020	Thereafter	Total
Long‑term debt, including principal and interest(1)	$89,177	$94,342	$93,310	$121,814	$87,706	$1,359,122	$1,845,471
Operating leases(2)	219,797	445,397	388,289	336,839	295,486	1,030,361	2,716,169
Operating contracts(3)	1,938	3,446	2,138	1,193	—	—	8,715
Letters of credit(4)	25	125	—	—	—	—	150
Interest rate swap liability	—	—	—	1,200	—	—	1,200
Severance liabilities	1,608	3,065	—	—	—	—	4,673
Total	$312,545	$546,375	$483,737	$461,046	$383,192	$2,389,483	$4,576,378

(1)

Future contractual obligations on the Senior Credit Facility reflect the Company’s current interest rate, which is based on a 1.0% LIBOR rate plus 5.25% on the Term Loan and a 0.48% LIBOR rate plus 1.25% on the Revolver. Also includes capital leases, equipment financing and other notes payable.

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

(4)

We have outstanding letters of credit at August 2, 2016, which expire at varying times through 2017, including $12.1 million that are subject to automatic renewal for an additional one‑year period on the anniversary date of the agreement, unless we receive notice from the counterparty that the letter of credit agreement has been terminated at least 30 to 60 days prior to the automatic renewal date.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplemental measure. The following table contains a reconciliation of our net income (loss) determined in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	August 2,	August 4,	August 2,
	2015	2016	2015	2016
Net income (loss)	$21,881	$(1,767)	$27,359	$(120,435)
Income tax expense (benefit)	13,678	(408)	16,778	(73,207)
Interest expense, net	10,046	24,670	20,299	48,437
Depreciation	14,752	22,615	28,746	43,373
Intangible assets and other amortization	1,366	4,567	2,703	9,791
EBITDA	61,723	49,677	95,885	(92,041)
Intangible asset impairment charge	—	—	—	138,726
Loss on store closings and impairment of store assets	1,173	7,066	1,468	16,659
Loss (gain) from disposals of property and equipment	30	1,676	(14)	1,088
Stock-based compensation	2,050	1,392	3,880	2,923
Secondary offering costs	169	—	480	—
Vendor new store funds(a)	223	(564)	611	(19)
Acquisition-related expenses(b)	2,021	23,265	11,195	54,834
Other(c)	121	(421)	784	1,892
Adjusted EBITDA	$67,510	$82,091	$114,289	$124,062

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

(c)

Consists of various items that management excludes in reviewing the results of operations, including $0.1 million and $2.2 million of reduction of workforce severance expense incurred during the thirteen and twenty-six weeks ended August 2, 2016, $0.7 million of ERP system implementation training costs incurred during the twenty-six weeks ended August 4, 2015 and $0.5 million of ERP system implementation training costs incurred during the thirteen and twenty-six weeks ended August 2, 2016.

Reconciliation of Reported (U.S. GAAP) to Adjusted Statements of Operations Data

(In thousands, except share and per share amounts)

The following table provides a reconciliation of our “As Adjusted” statements of operations data for the thirteen and twenty-six weeks ended August 4, 2015 and August 2, 2016 with the most directly comparable financial measures in our “As Reported”, or U.S. GAAP, statements of operations data. Our “As Adjusted” data is considered a non-U.S. GAAP financial measure and is not in accordance with, or preferable to, “As Reported,” or U.S. GAAP, financial data. However, we are providing this information as we believe it may enhance year-over-year comparisons for investors and financial analysts.

	Thirteen Weeks Ended
	August 4, 2015					August 2, 2016
	Income From Operations	Income Before Income Taxes	Net Income Attributable to Mattress Firm Holding Corp.	Diluted Weighted Shares	Diluted EPS*	Income From Operations	Income Before Income Taxes	Net (Loss) Income Attributable to Mattress Firm Holding Corp.	Diluted Weighted Shares	Diluted EPS*
As Reported	$45,605	$35,559	$21,881	35,600,295	$0.61	$22,495	$(2,175)	$(2,199)	37,201,842	$(0.06)
% of sales	6.9%	5.4%	3.3%			2.3%	(0.2)%	(0.2)%
Adjustments
Acquisition-related costs(2)	2,021	2,021	1,246	—	0.03	23,265	23,265	15,038		0.40
Fixed asset impairment charges(3)	735	735	452	—	0.01	5,524	5,524	3,476		0.09
ERP system implementation training costs(4)	—	—	—	—	—	547	547	342		0.01
Secondary offering costs(5)	169	169	169	—	0.01	—	—	—		—
Other expenses(6)	116	116	71	—	0.01	3,781	3,781	2,367		0.07
Diluted share count adjustment(7)	—	—	—	—	—	—	—	—	154,924	—
Total adjustments	3,041	3,041	1,938	—	0.06	33,117	33,117	21,223	154,924	0.57
As Adjusted	$48,646	$38,600	$23,819	35,600,295	$0.67	$55,612	$30,942	$19,024	37,356,766	$0.51
% of sales	7.4%	5.8%	3.6%			5.7%	3.2%	1.9%

	Twenty-Six Weeks Ended
	August 4, 2015					August 2, 2016
	Income From Operations	Income Before Income Taxes	Net Income Attributable to Mattress Firm Holding Corp.	Diluted Weighted Shares	Diluted EPS*	(Loss) Income From Operations	(Loss) Income Before Income Taxes	Net (Loss) Income Attributable to Mattress Firm Holding Corp.	Diluted Weighted Shares	Diluted EPS*
As Reported	$64,436	$44,137	$27,359	35,584,024	$0.77	$(145,205)	$(193,642)	$(121,362)	37,126,890	$(3.27)
% of sales	5.3%	3.6%	2.2%			(8.0)%	(10.6)%	(6.7)%
Adjustments
Intangible asset impairment charge (1)	—	—	—	—	—	138,726	138,726	86,621		2.32
Acquisition-related costs (2)	11,195	11,195	6,885	—	0.19	54,834	54,834	34,238		0.92
Fixed asset impairment charges (3)	735	735	452	—	0.01	14,438	14,438	9,015		0.24
ERP system implementation training costs (4)	666	666	409	—	0.01	547	547	342		0.01
Secondary offering costs (5)	480	480	480	—	0.01	—	—	—		—
Other expenses (6)	116	116	71	—	0.01	5,927	5,927	3,701		0.10
Diluted share count adjustment(7)	—	—	—	—	—	—	—	—	189,360	—
Total adjustments	13,192	13,192	8,297	—	0.23	214,472	214,472	133,917	189,360	3.59
As Adjusted	$77,628	$57,329	$35,656	35,584,024	$1.00	$69,267	$20,830	$12,555	37,316,250	$0.34
% of sales	6.3%	4.7%	2.9%			3.8%	1.1%	0.7%

*Due to rounding to the nearest cent, totals may not equal the sum of the lines in the table above.

The adjustments for the twenty-six weeks ended August 4, 2015 and August 2, 2016 were tax effected using our annualized effective tax rates as of August 4, 2015 and August 2, 2016 of 38.5% and 37.6%, respectively.

(1)

Reflects approximately $138.7 million of non-cash impairment of tradenames recorded in the twenty-six weeks ended August 2, 2016. We decided in late April 2016 to rebrand all of our stores operating under different brand names to the Mattress Firm brand name.  In conjunction with this decision, we revalued all of our tradename intangible assets and recorded a corresponding non-cash impairment charge to write down these assets to fair value.

(2)

On October 20, 2014, we acquired 100% of the outstanding equity interests in The Sleep Train, Inc., related to the operations of 314 mattress specialty retail stores in California, Oregon, Washington, Nevada, Idaho and Hawaii. On January 6, 2015, we acquired substantially all of the mattress specialty retail assets and operations of Sleep America LLC (“Sleep America”), which operated approximately 45 Sleep America retail stores in Arizona. On January 13, 2015 we acquired substantially all of the mattress specialty retail assets and operations of Mattress World, Inc. (“Mattress World”), related to the operation of 4 mattress specialty retail stores under the brand Mattress World in Pennsylvania. On November 17, 2015, we acquired the assets and operations of Double J-RD, LLC, including nine mattress specialty retail stores located primarily in East Texas. On February 5, 2016, we acquired 100% of the outstanding equity interests in HMK Mattress Holdings LLC, the holding company of Sleepy’s LLC and related entities, related to the operation of 1,065 mattress specialty retail stores in 17 states in the Northeast, New England, the Mid-Atlantic and Illinois.  Acquisition-related costs, which are included in the “As Reported” results of operations, consist of acquisition-related costs as defined under U.S. GAAP, including advisory, legal, accounting, valuation, and other professional or consulting fees and, in addition, costs of integrating store and warehouse operations and corporate functions that are not expected to recur as acquisitions are absorbed. Acquisition-related costs, consisting of direct transaction costs and integration costs, are included in the results of operations as incurred. We incurred approximately $2.0 million and $23.3 million of acquisition-related costs during the thirteen weeks ended August 4, 2015 and August 2, 2016, respectively. We incurred approximately $11.2 million and $54.8 million of acquisition-related costs during the twenty-six weeks ended August 4, 2015 and August 2, 2016, respectively.

(3)

Reflects approximately $0.7 million and $5.5 million of impairment of store and other fixed assets recorded in the thirteen weeks ended August 4, 2015 and August 2, 2016, respectively. Reflects approximately $0.7 million and $14.4 million of impairment of store and other fixed assets recorded in the twenty-six weeks ended August 4, 2015 and August 2, 2016, respectively.

(4)

Reflects implementation costs included in the results of operations as incurred, consisting primarily of incremental training-related costs, related to the roll-out of the Microsoft Dynamics AX for Retail ERP system. During the thirteen weeks ended August 2, 2016, we incurred approximately $0.5 million of ERP system implementation training costs. We incurred approximately $0.7 million and $0.5 million of ERP system implementation training costs during the twenty-six weeks ended August 4, 2015 and August 2, 2016, respectively.

(5)

Reflects approximately $0.2 million and $0.5 million for the thirteen and twenty-six weeks ended August 4, 2015, respectively, of costs borne by us in connection with a secondary offering of common stock by certain of our selling shareholders which was completed in April 2015. No offering proceeds were received by the Company.

(6)

Reflects severance expense recorded in the thirteen and twenty-six weeks ended August 4, 2015. Reflects $0.1 million and $2.1 million of severance expense resulting from the beginning of our integration of the Sleepy’s and Mattress Firm’s management structure recorded in the thirteen and twenty-six weeks ended August 2, 2016, respectively. Reflects $2.1 million of early lease termination fees related to the store optimization project recorded in the thirteen and twenty-six weeks ended August 2, 2016, respectively. Reflects $1.5 million of net loss on asset disposals related to the sale-leaseback of certain stores and warehouses acquired in the Sleepy’s acquisition recorded in the thirteen and twenty-six weeks ended August 2, 2016, respectively.

(7)	Reflects diluted share count adjustment related to the positive position of As Adjusted net income attributable to Mattress Firm Holding Corp.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk.  Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under the Senior Credit Facility and mortgages payable with interest rates that vary in direct relationship to changes in the prime interest rate or LIBOR. Our floating rate indebtedness was approximately $1,346.1 million at August 2, 2016. If short‑term floating interest rates increase by 100 basis points over the next twelve months, our interest expense will increase by approximately $14.2 million during that period. This amount is determined by considering the impact of the hypothetical change in interest rates on our average amount of floating rate indebtedness outstanding in the twenty-six weeks ended August 2, 2016.

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

Changes in Internal Control

We acquired all of the outstanding equity interests in HMK Mattress Holdings LLC, the holding company of Sleepy’s LLC and related entities, on February 5, 2016 and management has excluded the Sleepy’s business from its assessment of the effectiveness of disclosure controls and processes as of August 2, 2016.

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

The Company has begun converting Sleepy’s markets to Mattress Firm’s processes and systems which will address these material weaknesses.  We expect the conversions will be substantially complete by the end of fiscal 2016, but the material weaknesses remain unremediated at August 2, 2016.

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

In order to remediate this material weakness, we have begun implementing the following steps to improve the overall processes of identifying and reviewing purchase accounting considerations beyond the recording of the initial purchase price:

•	Adjusted our standard calculations to incorporate the acquired company’s recent inventory turnover as a basis for the flow through of the fair value adjustment;
•

Added additional considerations to our processes to address the accounting for and financial statement presentation of activities that occur beyond the initial purchase accounting and subsequent adjustments to purchase accounting; and

•	Performed additional internal review processes to ensure the appropriate accounting and disclosure of significant transactions.

Based on these measures, management believes that the control deficiencies will be remediated by the end of the fiscal year as the revised controls will need to operate for a sufficient period of time for management to test that they  are designed and operating effectively before the material weakness will be considered remediated.  Should additional changes to the remediation plan be warranted, management will modify the planned measures accordingly.

Other than the steps taken to begin remediating the material weakness and the converting of Sleepy’s processes and systems to Mattress Firm, there were no changes in the Company’s internal controls over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting during the period ended August 2, 2016.

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

In April 2016 we announced our intention to operate under a single brand name nationwide and to re-brand all of our stores which currently operate under different brand names to the Mattress Firm® brand name.  The majority of the stores that will be re-branded are located in markets where the Mattress Firm brand-name has little or no previous presence and that have operated under other brand names – primarily Sleepy’s® and Sleep Train® – for many decades.  We have engaged in extensive research to determine the appropriate single brand name for our operations going forward and believe that building a national chain under the Mattress Firm brand name is the appropriate long-term strategy.  As a result of this decision we have incurred a corresponding impairment to the identifiable intangible tradename assets associated with our affected brand names.  Although historically we have experienced limited, if any, long-term sales declines with respect to re-branded stores in our prior acquisition markets, the intended brand conversions may have both short-term and long-term impact on sales given the strong regional brand awareness built over decades of consumer advertising in our recently acquired markets.  If customers decline to shop at the stores that we ultimately re-brand to Mattress Firm®, we may experience a material decline in sales that could adversely affect our financial condition and results of operations.

A material weakness in our internal control over financial reporting existed as of August 2, 2016. If we do not maintain effective internal control over financial reporting, our operating results could require material modification and our financial reports may not be reliable.

As described in Part I, Item 4. “Controls and Procedures” of this report, a material weakness in our controls over financial reporting related to the recording of the expense for the flow through of the inventory step up fair value adjustment in the Sleepy’s acquisition existed as of May, 3, 2016. As of the end of the period covered by this report, our management, with the participation of our Chief Executive Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation and because of the material weakness noted above, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of August 2, 2016. The Company has identified and has begun implementing steps to remediate the deficiency.

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

MATTRESS FIRM HOLDING CORP.

Date: September 12, 2016	By:	/s/ Kenneth E. Murphy III
Kenneth E. Murphy III
President and Chief Executive Officer (principal executive officer)

Date: September 12, 2016	By:	/s/ Alexander S. Weiss
Alexander S. Weiss
Chief Financial Officer (principal financial officer)

Date: September 12, 2016	By:	/s/ Cathy Hauslein
Cathy Hauslein
Senior Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT LIST

Exhibit
Number	Exhibit Title
2.1

Agreement and Plan of Merger, dated August 6, 2016, by and among Steinhoff International Holdings N.V., Stripes US Holding, Inc., Stripes Acquisition Corp., and Mattress Firm Holding Corp. (incorporated by reference to Exhibit 2.1 to Mattress Firm Holding Corp.’s Current Report on Form 8-K (File No. 001-35354) filed August 8, 2016).

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